Form 10-Q
period 1995-08-31
STEEL CITY PRODUCTS INC
filed 1995-10-16
CIK 46535

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  August 31, 1995

                                     OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________________ to  ___________________

Commission file number:   0-2572

                            STEEL CITY PRODUCTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        DELAWARE                                               55-0437067
---------------------------                               ----------------------
 (State of Incorporation)                                   (I.R.S. Employer
                                                           Identification No.)

                   1001 SANTERRE DRIVE, GRAND PRAIRIE, TEXAS
                                     75050
                   -----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (214) 660-4499
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

   ----------------------------------------------------------------------
   (Former name, former address, and former fiscal year, if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ---       ---

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes  X    No
                                ---      ---

         As of September 1, 1995, 3,238,061 shares of the Registrant's Common Stock, $0.01 par value per share, were issued and outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS



                         INDEX TO FINANCIAL STATEMENTS

                           STEEL CITY PRODUCTS, INC.


Balance sheets at August 31, 1995 (unaudited)
  and February 28, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4


Statements of operations for the three months ended August 31, 1995
  and the thirteen weeks ended August 27, 1994 (unaudited)    . . . . . . . . . . .           5


Statements of operations for the six months ended August 31, 1995
  and the twenty-six weeks ended August 27, 1994 (unaudited)  . . . . . . . . . . .           6


Statement of stockholders' equity for the six months
 ended August 31, 1995 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . .           7


Statements of cash flows for the six months ended August 31, 1995
  and the twenty-six weeks ended August 27, 1994 (unaudited)  . . . . . . . . . . .           8


Notes to financial statements (unaudited)   . . . . . . . . . . . . . . . . . . . .           9

                           STEEL CITY PRODUCTS, INC.
                                 BALANCE SHEETS
                         (Dollar amounts in thousands)

                 ASSETS                                                                   August 31,       February 28,
                                                                                             1995              1995
                                                                                         -------------   ---------------
                                                                                          (Unaudited)
Current assets:
    Cash and cash equivalents.......................................................... $           4   $            29
    Trade accounts receivable, less allowance of $421 and $194, respectively...........         3,339             4,030
    Advances to Oakhurst Company, Inc..................................................         1,558             1,066
    Notes receivable - Oakhurst Company, Inc...........................................           675               675
    Inventories........................................................................         5,579             6,371
    Deferred tax asset.................................................................           177               348
    Other..............................................................................           141               162
                                                                                        -------------   ---------------
                      Total current assets.............................................        11,473            12,681
                                                                                        -------------   ---------------
Property and equipment, at cost........................................................         1,948             2,096
    Less accumulated depreciation......................................................          (676)             (807)
                                                                                        -------------   ---------------
                                                                                                1,272             1,289
                                                                                        -------------   ---------------
Deferred tax asset.....................................................................         3,287             3,267
Notes receivable - Oakhurst Company, Inc., long-term portion...........................         1,194             1,531
Other assets...........................................................................           290               272
                                                                                        -------------   ---------------
                                                                                                4,771             5,070
                                                                                        -------------   ---------------
                                                                                        $      17,516   $        19,040
                                                                                        =============   ===============
                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable................................................................... $       4,540   $         5,677
    Accrued compensation...............................................................           368               550
    Current maturities of long-term obligations........................................           632               591
    Net obligation of discontinued business segment-current portion....................           536               505
    Other..............................................................................            79                76
                                                                                        -------------   ---------------
                      Total current liabilities........................................         6,155             7,399
                                                                                        -------------   ---------------
Long-term obligations:
    Net obligation of discontinued business segment....................................           680               985
    Long-term debt.....................................................................         1,352             1,660
    Other long-term obligations........................................................           109                73
                                                                                        -------------   ---------------
                                                                                                2,141             2,718
                                                                                        -------------   ---------------
Commitments and contingencies..........................................................

Stockholders' equity:
    Preferred stock, par value $0.01 per share; authorized
       5,000,000 shares, issued 1,938,526 shares;
       liquidation preference $5.2282 per share........................................            19                19
    Common stock, par value $0.01 per share; authorized
       5,000,000 shares; issued 3,238,061 shares.......................................            32                32
    Additional paid-in capital.........................................................        43,824            43,824
    Deficit (Reorganized on August 26, 1989)...........................................       (34,654)          (34,951)
    Treasury stock, at cost, 207 common shares.........................................            (1)               (1)
                                                                                        -------------   ---------------
                      Total stockholders' equity.......................................         9,220             8,923
                                                                                        -------------   ---------------
                                                                                        $      17,516   $        19,040
                                                                                        =============   ===============

  The accompanying notes are an integral part of these financial statements.

                           STEEL CITY PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)
                                  (Unaudited)




                                                                       Three Months       Thirteen Weeks
                                                                          Ended               Ended
                                                                        August 31,          August 27,
                                                                           1995                1994
                                                                     --------------     ----------------
       Sales...................................................... $           7,078   $           7,330
       Other income...............................................               138                 239
                                                                   -----------------   -----------------
                                                                               7,216               7,569
                                                                   -----------------   -----------------
       Cost of goods sold, including occupancy and
         buying expenses..........................................             5,655               5,774
       Operating, selling and administrative expenses.............             1,218               1,188
       Provision for doubtful accounts............................               201                   -
       Interest expense...........................................                72                  44
                                                                   -----------------   -----------------
                                                                               7,146               7,006
                                                                   -----------------   -----------------
       Income from continuing operations before income taxes......                70                 563
       Income taxes...............................................               (16)                149
                                                                   -----------------   -----------------
       Income from continuing operations..........................                86                 414
       Income from discontinued operations (net of
         $34 income tax expense)..................................                 -                  66
                                                                   -----------------   -----------------
       Net income.................................................                86                 480

       Effect of Series A Preferred Stock dividends...............              (253)               (253)
                                                                   -----------------   -----------------
       Net income (loss) attributable to common stockholders...... $            (167)  $             227
                                                                   =================   =================

       Per share amounts:
         Income (loss) from continuing operations
           after preferred stock dividends........................ $           (0.05)  $            0.05
         Income from discontinued operations......................                 -                0.02
                                                                   -----------------   -----------------
         Net income (loss) attributable to common stockholders
           after preferred stock dividends........................ $           (0.05)  $            0.07
                                                                   =================   =================
       Weighted average number of common shares outstanding
         used in computing per share amounts......................         3,238,061           3,170,375
                                                                   =================   =================


  The accompanying notes are an integral part of these consolidated financial statements.

                           STEEL CITY PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)
                                  (Unaudited)





                                                                       Six Months      Twenty-six Weeks
                                                                          Ended             Ended
                                                                        August 31,         August 27,
                                                                           1995              1994
                                                                     ----------------  ----------------
       Sales........................................................ $        14,914   $         15,804
       Other income.................................................             219                271
                                                                     ---------------   ----------------
                                                                              15,133             16,075
                                                                     ---------------   ----------------
       Cost of goods sold, including occupancy and
         buying expenses............................................          11,919             12,587
       Operating, selling and administrative expenses...............           2,385              2,388
       Provision for doubtful accounts..............................             257                  -
       Interest expense.............................................             147                 75
                                                                     ---------------   ----------------
                                                                              14,708             15,050
                                                                     ---------------   ----------------
       Income from continuing operations before income taxes........             425              1,025
       Income taxes.................................................             128                344
                                                                     ---------------   ----------------
       Income from continuing operations............................             297                681
       Income from discontinued operations (net of
         $34 income tax expense)....................................               -                 66
                                                                     ---------------   ----------------
       Net income...................................................             297                747

       Effect of Series A Preferred Stock dividends.................            (506)              (506)
                                                                     ---------------   ----------------
       Net income (loss) attributable to common stockholders........ $          (209)  $            241
                                                                     ===============   ================

       Per share amounts:
         Income (loss) from continuing operations
           after preferred stock dividends.......................... $         (0.06)  $           0.06
         Income from discontinued operations........................               -               0.02
                                                                     ---------------   ----------------
         Net income (loss) attributable to common stockholders
           after preferred stock dividends.......................... $         (0.06)  $           0.08
                                                                     ===============   ================
       Weighted average number of common shares outstanding
         used in computing per share amounts........................       3,238,061          3,170,216
                                                                     ===============   ================


  The accompanying notes are an integral part of these consolidated financial statements.

                           STEEL CITY PRODUCTS, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                        SIX MONTHS ENDED AUGUST 31, 1995
                             (Dollars in thousands)
                                  (Unaudited)






                                               Preferred Stock        Common Stock      Additional   Retained        Treasury
                                            --------------------   -------------------    Paid-in    Earnings    ----------------
                                            shares     par value   shares    par value    Capital    (Deficit)   shares      cost
                                            -------    ---------   ------    ---------  ----------  ----------   ------     ------
Balances, February 28, 1995..............   1,938,526      $19     3,238,061    $32        $43,824    ($34,951)    207       ($1)



Net income for the period................                                                                  297


                                          -----------  -------   -----------  -----     ----------  ----------  ------    ------
Balances, August 31, 1995................   1,938,526      $19     3,238,061    $32        $43,824    ($34,654)    207       ($1)
                                          ===========  =======   ===========  =====     ==========  ==========  ======    ======


  The accompanying notes are an integral part of these financial statements.

                           STEEL CITY PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)



                                                                                                Six Months          Twenty-six Weeks
                                                                                                   Ended                 Ended
                                                                                                 August 31,            August 27,
                                                                                                    1995                 1994
                                                                                              ---------------      -----------------
Cash flows from operating activities:
   Income from continuing operations........................................................  $        297          $          681
   Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
               Depreciation.................................................................            96                      85
               Loss on retirement of asset..................................................            10                       -
               Deferred tax expense.........................................................           151                     308
   Other changes in operating assets and liabilities:
               Accounts receivable..........................................................           691                     (69)
               Inventories..................................................................           792                     314
               Accounts payable.............................................................        (1,137)                    (59)
               Other........................................................................          (178)                    223
                                                                                              ------------          --------------
Net cash provided by operating activities of:
   Continuing operations....................................................................           722                   1,483
   Discontinued operations..................................................................          (274)                   (286)
                                                                                              ------------          --------------
Net cash provided by operating activities...................................................           448                   1,197
                                                                                              ------------          --------------
Cash flows from investing activities:
   Advances to Oakhurst Company, Inc........................................................          (492)                 (1,456)
   Collection of note receivable, Oakhurst Company, Inc.....................................           337                       -
   Additions to property and equipment......................................................           (27)                   (238)
   Other....................................................................................             2                       3
                                                                                              ------------          --------------
Net cash used in investing activities.......................................................          (180)                 (1,691)
                                                                                              ------------          --------------
Cash flows from financing activities:
   Exercise of warrants.....................................................................             -                       6
   Proceeds from long-term borrowings.......................................................             -                   2,560
   Principal payments on long-term obligations..............................................          (293)                    (75)
   Series A Preferred Stock dividends paid to Oakhurst Company, Inc.........................             -                  (2,765)
                                                                                              ------------          --------------
Net cash used in financing activities.......................................................          (293)                   (274)
                                                                                              ------------          --------------
Net decrease in cash and cash equivalents...................................................           (25)                   (768)
Cash and cash equivalents at beginning of period............................................            29                     775
                                                                                              ------------          --------------
Cash and cash equivalents at end of period..................................................  $          4          $            7
                                                                                              ============          ==============

Supplemental schedule of noncash investing and financing activities:

   Capital lease obligations of $62 were incurred when the Company entered into three leases for new computer and warehouse equipment.

  The accompanying notes are an integral part of these consolidated financial statements.

                            STEEL CITY PRODUCTS INC.
                        SIX MONTHS ENDED AUGUST 31, 1995
                         NOTES TO FINANCIAL STATEMENTS


1.  INTERIM FINANCIAL STATEMENTS

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments made are of a normal recurring nature.

         While the Company believes that the disclosures presented herein are adequate to make the information not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements for the fiscal year ended February 28, 1995 ("fiscal 1995") as filed in the Company's Annual Report on Form 10-K.


2.  CORPORATE REORGANIZATION

         In accordance with a merger transaction in July 1991, Steel City Products, Inc. ("SCPI") issued to Oakhurst Company, Inc. ("Oakhurst") (formerly Oakhurst Capital, Inc.) shares of its common stock and Series A Preferred Stock so that the aggregate fair market value of such stock owned by Oakhurst totaled approximately 90% of the aggregate fair market value of SCPI. Accordingly, Oakhurst controls approximately 90% of the outstanding voting power of SCPI.

         Under the merger transaction, SCPI is required for a period of five years following the merger to issue to Oakhurst (or cancel) such number of shares of Series A Preferred Stock and/or common stock as shall be necessary, in accordance with periodic determinations, to maintain Oakhurst's aggregate stock ownership of SCPI at 90%. In accordance with a revaluation of the Company as of February 27, 1994 completed in May 1994 reflecting a decrease in the valuation to $10.1 million, the number of Series A Preferred shares outstanding were reduced to 1,938,526. A revaluation of the Company as of February 28, 1995 has not yet been completed.

         The Series A Preferred Stock carries a dividend rate of $0.5228 per share and has a redemption price and liquidation preference of $5.2282 per share plus any accumulated dividends in arrears. Approximately $1.1 million of undeclared dividends in arrears were outstanding as of August 31, 1995.


3.  LONG-TERM DEBT AND LINE OF CREDIT

         In August 1994, SCPI obtained a term loan in the amount of $2,560,000 (the "Term Loan"), issued in connection with an acquisition by Oakhurst. The Term Loan is secured by a mortgage on SCPI's real estate, is guaranteed by Oakhurst and its subsidiaries, supported by a pledge of the capital stock of Oakhurst's subsidiaries. The Term Loan is repayable over 48 months through August 1998 and bears interest at a fixed rate of 9.25%.

         In August 1994, Oakhurst entered into a two year revolving credit agreement (the " Oakhurst Credit Agreement") that carried a floating interest rate of prime plus 1% and provided for maximum borrowings of $3 million. Borrowings may be limited by the borrowing base, as defined in the Oakhurst Credit Agreement, which is calculated according to the level of the subsidiaries' accounts receivable. The Oakhurst Credit Agreement allows Oakhurst to make advances to its subsidiaries, including SCPI.

         The Term Loan and the Oakhurst Credit Agreement are cross-collateralized, and contain various financial covenants. Because of a further acquisition by Oakhurst that was completed in the latter part of fiscal

1995, SCPI and Oakhurst negotiated amendments to the Oakhurst Credit Agreement; such amendments were finalized subsequent to August 31, 1995 and provide for an increase in the line to $4 million, the elimination of most of the financial covenants, and an increase in the interest rate from prime plus 1% to prime plus 1.5%. The amended Oakhurst Credit Agreement will be secured by the accounts receivable, inventory and capital stock of Oakhurst's subsidiaries, including SCPI.

4.  SUBSEQUENT EVENTS

         During the second quarter of the current fiscal year, management curtailed the level of credit allowed to Jamesway Corporation ("Jamesway"), one of SCPI's largest customers, after becoming aware that Jamesway was experiencing new financial difficulties. Although Jamesway had emerged from bankruptcy as recently as January 1995, on October 6, 1995 it announced that it is again considering filing for bankruptcy protection. Pending a further announcement by Jamesway, SCPI suspended shipments to this customer in October 1995, and included a provision of $150,000 in its second quarter results in relation to the balances due from Jamesway.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's analysis of the significant factors that have influenced Steel City Products Inc.'s ("SCPI") financial position and results of operations during the periods included in the accompanying consolidated financial statements.


Liquidity and Capital Resources

         SCPI is a special, limited purpose, majority-owned subsidiary of Oakhurst Company, Inc. ("Oakhurst") (formerly Oakhurst Capital, Inc.). SCPI is expected to concentrate on its historical line of business, while any future growth and expansion opportunities are expected to be pursued by one or more subsidiaries of Oakhurst. Through Oakhurst's ownership of SCPI, primarily in the form of preferred stock, Oakhurst retains substantially all the value of SCPI, and receives substantially all of the benefit of operations through dividends on the preferred stock. Oakhurst's ownership of SCPI is designed to facilitate the preservation and utilization of SCPI's net operating loss carryforwards which at December 31, 1994 amounted to approximately $148 million.


Financing and Line of Credit

         Prior to fiscal 1996, SCPI advanced to Oakhurst $2,700,000 (the "Oakhurst Notes") from its available funds to facilitate acquisitions by Oakhurst of all the capital stock of H&H Distributors, d/b/a Harry Survis ("H&H") and of Dowling's Fleet Service, Co., Inc. ("Dowling's"). The Oakhurst Notes bear interest at 9.25% and are repayable quarterly through 1998.

         In August 1994, SCPI obtained a new term loan in the amount of $2,560,000 (the "Term Loan") secured by a mortgage on its real estate and by pledges of the Oakhurst Notes and by the capital stock of Oakhurst's subsidiaries, including SCPI. The Term Loan is repayable over 48 months through July 1998 and bears interest at a fixed rate of 9.25%. The proceeds of the Term Loan together with SCPI's available funds were used to fund part of the aforementioned advance to Oakhurst and to satisfy outstanding preferred dividends to Oakhurst of approximately $2.8 million.

         Repayments of the Term Loan are expected to be made from SCPI's operating cash flow and from loan repayments by Oakhurst on the Oakhurst Notes. Through August 31, 1995, Oakhurst had made all payments required under the note agreements.

         Pursuant to a two-year Bank Revolving Oakhurst Credit Agreement dated August 1, 1994 (the "Oakhurst Credit Agreement"), Oakhurst is permitted to make advances to its subsidiaries (including SCPI) for working capital purposes and other requirements. During the six months ended August 31, 1995, no advances were made by Oakhurst to SCPI.

         The Term Loan and the Oakhurst Credit Agreement are cross-collateralized, and contain various financial covenants. Because of a further acquisition by Oakhurst that was completed in the latter part of fiscal 1995, SCPI and Oakhurst negotiated amendments to the Oakhurst Credit Agreement; such amendments were finalized subsequent to August 31, 1995 and provide for an increase in the line from $3 million to $4 million, the elimination of most of the financial covenants, and an increase in the interest rate from prime plus 1% to prime plus 1.5%. The Oakhurst Credit Agreement, as amended, will be secured by the accounts receivable, inventory and capital stock of Oakhurst's subsidiaries, including SCPI.

         The availability of funding to SCPI pursuant to the Oakhurst Credit Agreement replaced SCPI's own bank revolving credit agreement, which expired by its terms in fiscal 1995. Management believes that the availability of borrowings under the Oakhurst Credit Agreement is sufficient for SCPI's seasonal working capital needs.

         SCPI participates in a cash concentration system together with
Oakhurst and it subsidiaries.   Available cash that has been transferred to
Oakhurst has been reflected as an addition to the advances to Oakhurst and bears interest at prime rate.

         In anticipation of higher sales volume in the early spring and summer, Steel City Products carries higher inventories beginning in February. As is customary in the industry, many suppliers allow extended payment terms for such inventory build-ups and, in turn, Steel City Products grants extended payment terms to many of its customers to facilitate their inventory buildup in the spring.


SIGNIFICANT EVENTS

         During the second quarter of the current fiscal year, management curtailed the level of credit allowed to Jamesway Corporation ("Jamesway"), one of SCPI's largest customers, after becoming aware that Jamesway was experiencing new financial difficulties. Although Jamesway had emerged from bankruptcy as recently as January 1995, on October 6, 1995 it announced that it is again considering filing for bankruptcy protection. Pending a further announcement by Jamesway, SCPI suspended shipments to this customer in October 1995, and included a provision of $150,000 in its second quarter results, in relation to the balance due from Jamesway. The non-collection of this receivable will not have a significant immediate effect on SCPI's working capital, but if, as expected, Jamesway closes all its stores, SCPI would suffer a significant reduction in its sales levels until replacement business could be developed. In the seven-month period of March through September 1995, SCPI's sales to Jamesway were about $4 million. Although SCPI recently added two new large customers (NHD and Ames), the level of sales to such customers is currently not sufficient to offset the loss of the Jamesway business.

         In expectation of the loss of Jamesway's business, in October 1995 SCPI took steps the reduce its inventory levels and to eliminate certain operating costs and overheads.


THE CREDITOR NOTES

         The creditor notes that were issued in connection with bankruptcy of Retail Acquisition Corp., (the "Creditor Notes") are payable in six equal annual installments through July 1998, subject to a prepayment provision whereby if defined cash flow exceeds $900,000, $1,000,000 and $1,100,000 in each of fiscal 1995, 1996 and 1997, respectively, holders of the Creditor Notes may tender for prepayment a portion thereof in the amount of the excess defined cash flow, but not to exceed approximately $400,000 per annum. SCPI did not meet such prepayment criteria in fiscal 1995. The Creditor Notes have been discounted using an imputed interest rate of 7.5% and are included in the net obligation of the discontinued business segment.


TAX LOSS CARRYFORWARDS

         At December 31, 1994, SCPI had net operating loss carryforwards (the "Tax Benefits") of approximately $148 million, which expire in the years 2001 through 2005. A change in control of SCPI or Oakhurst in any three-year period exceeding 50% may lead to the loss of the majority of the Tax Benefits. In order to reduce the likelihood of such a change of control occurring, SCPI's and Oakhurst's Certificates of Incorporation include restrictions on the registration of transfers of stock resulting in, or increasing, individual holdings exceeding 4.5% of each company's common stock.

         Since the regulations governing the Tax Benefits are highly complex and may be changed from time to time, and since SCPI's and Oakhurst's attempts to reduce the likelihood of a change of control occurring may not be successful, management is unable to determine the likelihood of the continued availability of the Tax Benefits. However, management believes that the Tax Benefits are currently available in full and intends to take all appropriate steps to help ensure that they remain available. Should the Tax Benefits become unavailable to SCPI or Oakhurst, most future income of SCPI and any consolidated affiliate would not be shielded from federal taxation, thus reducing funds otherwise available for corporate purposes. In these circumstances, SCPI would be required to record a significant reduction in the book value of its deferred tax asset.

         The operations of SCPI, while historically profitable, do not at present enable SCPI to take full advantage of the Tax Benefits. Managements of SCPI and Oakhurst have been actively exploring growth and acquisition opportunities in order to increase the level of profits. During fiscal 1994 and 1995, Oakhurst made three such acquisitions; the new subsidiaries are expected to be profitable and, pursuant to a tax sharing agreement with SCPI, Oakhurst will pay SCPI 20% of any tax savings realized as a result of the use of SCPI's tax loss carryforwards.


RESULTS OF OPERATIONS

         Continuing operations include the results of SCPI's operating division, Steel City Products, a distributor of automotive parts and accessories based in Pittsburgh, Pennsylvania. In the current year three-month and six-month periods, there were one and two fewer days than in the prior year periods, respectively; the effect of this on results of operations was not material.

SIGNIFICANT TRENDS

         SCPI's customers are continually affected by changes in the retail environment, including the recent competitive pressures facing regional mass merchandisers and the growing influence of automotive specialty chains. These have led to fluctuations in the level of business that Steel City Products enjoys with individual customers. In recent years, SCPI has lost some significant customers and has suffered reductions in business as certain customers have closed stores in the face of competition, have been forced into bankruptcy, or have reduced their automotive merchandise selection. Furthermore, some customers have changed their buying practices to acquire certain merchandise direct from manufacturers rather than through distributors such as SCPI.

         In July 1993, SCPI's two then-largest customers filed for bankruptcy protection. One of these customers closed all its stores in December 1993; the other, Jamesway Corporation ("Jamesway") reorganized and emerged from Chapter 11 in January 1995. Jamesway continued to be one of SCPI's largest customers throughout this period, but in October 1995, Jamesway announced that it is again considering filing for bankruptcy protection. If, as expected, Jamesway closes all its stores, SCPI will suffer a significant reduction in its sales levels until replacement business could be developed. In the seven-month period of March through September 1995, SCPI's sales to Jamesway were about $4 million.

         In its efforts to offset these trends, SCPI strengthened its sales team to help identify new customers and better serve existing customers, expanded its product offerings to certain customers and enlarged the territory that it serves. In the current year, SCPI has begun offering "hard parts" such as brake rotors. During the current year second quarter, SCPI added two new large customers (NHD and Ames), but the level of sales to such customers is currently not sufficient to offset the loss of the Jamesway business.


Three months ended August 31, 1995 compared with thirteen weeks ended August 27, 1994

         Compared with the prior year second quarter, sales decreased by 3.4%, or $252,000. There were decreases in sales aggregating $1.8 million; $1.5 million of the decrease resulted from lower sales to customers that are facing increasing competitive pressures, have downsized or eliminated their automotive departments, or have filed bankruptcy, and $350,000 of the sales decrease was attributable to two customers that have changed their source of supply. The decrease was largely offset by increases in sales of $1.6 million, of which new customers added since the prior year accounted for $1 million. Sales to Jamesway represented an increase of $220,000 over the prior year, but sales to this customer were suspended in October 1995.

         Gross profit decreased by $133,000 compared with the prior year due in part to the sales reduction along with a decrease of about 1% in gross margin. The decreased margin resulted from slightly lower average prices to many of SCPI's customers.

         Operating, selling and administrative expenses increased over the prior year second quarter by $30,000, offsetting a reduction realized in the current year first quarter. Increased selling expenses were partially offset by lower corporate overhead expense and executive salaries.

         There was an increase in the provision for doubtful accounts of $201,000 compared with the prior year second quarter relating primarily to the announcement by Jamesway that it may file for bankruptcy protection.

         Interest expense reflected an increase over the prior year of $28,000, but this was offset by interest earned on the Oakhurst Notes.


Six months ended August 31, 1995 compared with twenty-six weeks ended August 27, 1994

         Compared with the prior year, sales decreased by 5.6%, or $890,000. Sales increases aggregating $2.1 resulted primarily from the addition of several new customers, together with higher sales to several customers, including Jamesway, but sales to this customer, which represented 22.5% of total sales in the first half of the current year, were suspended in October 1995. These sales increases were offset by decreases of $3 million, with over half of the reduction attributed to SCPI's small customer base and to reduced sales in the Northeast market, resulting from intense competitive pressures being faced by those customers, along with reduced sales of spring product
lines due to a rainy spring season in the Northeast.   The remainder of the
decrease resulted from lower sales to customers that have downsized or eliminated their automotive departments, have filed bankruptcy, or that have changed their source of supply.

         Gross profit decreased by $222,000 compared with the prior year due primarily to the sales reduction.

         Operating, selling and administrative expenses were essentially at the same level as last year as lower corporate overhead expense and executive salaries were offset by higher selling expenses.

         There was an increase in the provision for doubtful accounts of $257,000 when compared with the prior year. The provision was increased by $150,000 in connection with the balances due from Jamesway and by $107,000 for the bankruptcies of three of SCPI's small customers that occurred during the current year.

         Interest expense reflected an increase over the prior year of $45,000, but this was offset by interest earned on the Oakhurst Notes.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not involved in any material legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter for which this report is filed.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 27. Financial Data Schedule


         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


            Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        STEEL CITY PRODUCTS, INC.


Date:    October 13, 1995               By:  /s/   Bernard H. Frank
                                             -----------------------------------
                                             Bernard H. Frank
                                             Chief Executive Officer


Date:    October 13, 1995               By:  /s/   Maarten D. Hemsley
                                             -----------------------------------
                                             Maarten D. Hemsley
                                             Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit
  No.                    Description
-------                  -----------
  27.            Financial Data Schedule