Form 10-Q/A
period 1995-08-31
STEEL CITY PRODUCTS INC
filed 1996-01-11
CIK 46535

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q/A


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


                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                               EXPLANATORY NOTE



This Form 10-Q/A amends Part One, Items 1 and 7; Part Two, Item 6; and the Company's accompanying financial data schedule of the Company's Form 10-Q for the quarterly period ended August 31, 1995 that was filed on October 16, 1995.



This Form 10-Q/A reflects changes in the Company's and the Company's parent's bank financing which occured on January 8, 1996.



Accordingly, this Form 10-Q/A contains a revised Balance Sheet at August 13, 1995, and a revised Financial Data Schedule, both of which reflect reclassifications of long-term assets and long-term obligations to current assets and current liabilities, respectively. The Form 10-Q/A also includes revised footnotes to the financial statements, and Management's Discussion and Analysis of Financial Condition, with changes to the Liquidity and Capital Resources section and to the Financing and Line of Credit Section.

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

                           STEEL CITY PRODUCTS, INC.
                                 BALANCE SHEETS
                         (Dollar amounts in thousands)


                 ASSETS                                                                   August 31,       February 28,
                                                                                             1995              1995
                                                                                         -------------   ---------------
                                                                                          (Unaudited)
Current assets:
    Cash and cash equivalents.......................................................... $           4   $            29
    Trade accounts receivable, less allowance of $421 and $194, respectively...........         3,339             4,030
    Advances to Oakhurst Company, Inc..................................................         1,558             1,066
    Notes receivable - Oakhurst Company, Inc...........................................         1,869               675
    Inventories........................................................................         5,579             6,371
    Deferred tax asset.................................................................           177               348
    Other..............................................................................           141               162
                                                                                        -------------   ---------------
                      Total current assets.............................................        12,667            12,681
                                                                                        -------------   ---------------
Property and equipment, at cost........................................................         1,948             2,096
    Less accumulated depreciation......................................................          (676)             (807)
                                                                                        -------------   ---------------
                                                                                                1,272             1,289
                                                                                        -------------   ---------------
Deferred tax asset.....................................................................         3,287             3,267
Notes receivable - Oakhurst Company, Inc., long-term portion...........................             -             1,531
Other assets...........................................................................           290               272
                                                                                        -------------   ---------------
                                                                                                3,557             5,070
                                                                                        -------------   ---------------
                                                                                        $      17,516   $        19,040
                                                                                        =============   ===============
                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable................................................................... $       4,540   $         5,677
    Accrued compensation...............................................................           368               550
    Term loan, current ................................................................         1,962               585
    Current maturities of long-term obligations........................................            22                 6
    Net obligation of discontinued business segment-current portion....................           536               505
    Other..............................................................................            79                76
                                                                                        -------------   ---------------
                      Total current liabilities........................................         7,507             7,399
                                                                                        -------------   ---------------
Long-term obligations:
    Net obligation of discontinued business segment....................................           680               985
    Long-term debt.....................................................................             -             1,660
    Other long-term obligations........................................................           109                73
                                                                                        -------------   ---------------
                                                                                                  789             2,718
                                                                                        -------------   ---------------
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


3.  PROVISION FOR DOUBTFUL ACCOUNTS



         During the second quarter of the current fiscal year, management curtailed the level of credit allowed to Jamesway Corporation ("Jamesway"), one of SCPI's largest customers, after becoming aware that Jamesway was experiencing new financial difficulties. Although Jamesway had emerged from bankruptcy as recently as January 1995, in October, 1995 it again filed for protection under the U. S. Bankrupcy Code. SCPI included a provision of $150,000 in its second quarter results in relation to the balances due from Jamesway.



4.  LONG-TERM DEBT AND LINE OF CREDIT



         In August 1994, SCPI obtained a term loan in the amount of $2,560,000 (the "Term Loan"), issued in connection with an acquisition by Oakhurst. The Term Loan is secured by a mortgage on SCPI's real estate, is guaranteed by Oakhurst and its subsidiaries, supported by a pledge of the capital stock of Oakhurst's subsidiaries. The Term Loan provides for monthly repayments beginning in September 1994 and bears interest at a fixed rate of 9.25%.



         In August 1994, Oakhurst entered into a two year revolving credit agreement (the "Oakhurst Credit Agreement") that, until its amendment, carried a floating interest rate of prime plus 1% and provided for maximum borrowings of $3 million. The Oakhurst Credit Agreement allows Oakhurst to make advances to its subsidiaries, including SCPI. The Term Loan and the Oakhurst Credit Agreement are cross-collateralized, and contain various financial covenants.




         As of the end of the second quarter of the current fiscal year, August 31, 1995, SCPI and Oakhurst were in the process of finalizing replacement covenants with the bank, to reflect an acquisition by Oakhurst that was completed in the latter part of fiscal 1995, and received waivers in respect of the existing covenants as to which the companies were not in compliance at the end of the second quarter.

        The Oakhurst Credit Agreement was amended during the third quarter of the current fiscal year to provide for maximum borrowings of $4 million, subject to the borrowing base that is calculated according to the level of the subsidiaries' accounts receivable, and to eliminate of all of the financial covenants, except for certain amended subsidiary and consolidated net worth requirements. The Term Loan was also amended to reflect such revised covenants. Borrowings under the Oakhurst Credit Agreement bear interest at prime plus 1.5%, and are secured by the accounts receivable, inventory and capital stock of Oakhurst's subsidiaries, including SCPI.



        At the end of the third quarter of the current fiscal year, November 30, 1995, Oakhurst did not meet the consolidated net worth covenant, as amended, and requested a modification of such covenant. The modification was granted by the bank on January 3, 1996, in exchange for Oakhurst's and SCPI's agreement to accelerate the maturity date of the Term Loan to July 31, 1996, and to increase the interest rates on borrowings under the Oakhurst Credit Agreement and the Term Loan by 1% and 1.25%, respectively, effective February 28, 1996. Accordingly, the Term Loan has been presented as a current liability until replacement financing is finalized.



        In December 1995, Oakhurst initiated negotiations with several lenders to obtain replacement financing and on January 8, 1996 accepted a letter of intent from an institutional lender which is expected to provide a significant increase in the level of financing available to Oakhurst and its subsidiaries based upon essentially similar collateral as provided under the existing bank financing. Management expects that Oakhurst and SCPI will obtain a letter of commitment on and close such refinancing prior to February 29, 1996.



5.  Notes Receivable - Oakhurst Company, Inc.



        Prior to fiscal 1996, SCPI advanced to Oakhurst $2,700,000 (the "Oakhurst Notes") from its available funds to facilitate acquisitions by Oakhurst of all the capital stock of H&H Distributors, d/b/a Harry Survis ("H&H") and of Dowling's Fleet Service, Co., Inc. ("Dowling's"). The Oakhurst Notes bear interest at 9.25% and were repayable quarterly through 1998. In consideration for SCPI's agreement to the acceleration of the maturity of the Term Loan, Oakhurst agreed in January 1996 to accelerate the maturity dates of the Oakhurst Notes to July 31, 1996, or until such time that a refinancing of the Term Loan occurs, when the agreement allows a similar refinancing of the Oakhurst Notes with essentially like terms as the refinanced Term Loan. Accordingly, the long-term portion of the Oakhurst Notes has been presented as a current asset until the Term Loan is refinanced.

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


Financing and Line of Credit


         Prior to fiscal 1996, SCPI advanced to Oakhurst $2,700,000 (the "Oakhurst Notes") from its available funds to facilitate acquisitions by Oakhurst of all the capital stock of H&H Distributors, d/b/a Harry Survis ("H&H") and of Dowling's Fleet Service, Co., Inc. ("Dowling's"). The Oakhurst Notes bear interest at 9.25% and were repayable quarterly through 1998.



         In August 1994, SCPI obtained a four year new term loan in the amount of $2,560,000 (the "Term Loan") secured by a mortgage on its real estate and by pledges of the Oakhurst Notes and by the capital stock of Oakhurst's subsidiaries, including SCPI. The Term Loan provides for monthly repayments beginning in September 1995 and bears interest at a fixed rate of 9.25%. The proceeds of the Term Loan together with SCPI's available funds were used to fund part of the aforementioned advance to Oakhurst and to satisfy outstanding preferred dividends to Oakhurst of approximately $2.8 million.


         Repayments of the Term Loan are expected to be made from SCPI's operating cash flow and from loan repayments by Oakhurst on the Oakhurst Notes. Through August 31, 1995, Oakhurst had made all payments required under the note agreements.

         Pursuant to a two-year Bank Revolving Oakhurst Credit Agreement dated August 1, 1994 (the "Oakhurst Credit Agreement"), Oakhurst is permitted to make advances to its subsidiaries, including SCPI, for working capital purposes and other requirements. During the six months ended August 31, 1995, no advances were made by Oakhurst to SCPI.





         The Term Loan and the Oakhurst Credit Agreement are cross-collateralized, and contain various financial covenants. At the end of the current year second quarter, August 31, 1995, SCPI and Oakhurst were in the process of finalizing replacement covenants with the bank, to reflect a further acquisition by Oakhurst that was completed in the latter part of fiscal 1995, and received waivers in respect of the existing covenants as to which the companies were not in compliance at the end of the second quarter.



         The Oakhurst Credit Agreement was amended during the current year third quarter to provide for maximum borrowings of $4 million, subject to a borrowing base that is calculated according to the level of the subsidiaries' accounts receivable, and to eliminate all of the financial covenants except for certain amended subsidiary and consolidated net worth requirements. The Term Loan was also amended to reflect such revised covenants. Borrowings under the amended Oakhurst Credit Agreement bear interest at prime plus 1.5%, and are secured by the accounts receivable, inventory and capital stock of Oakhurst's subsidiaries, including SCPI.



         At the end of the current year third quarter, November 30, 1995, Oakhurst did not meet the consolidated net worth covenant, as amended, and requested a modification of such covenant. The modification was granted by the bank on January 3, 1996 in exchange for Oakhurst's and SCPI's agreement to accelerate the maturity date of the Term Loan to July 31, 1996, and to increase the interest rates on the Oakhurst Credit Agreement and on the Term Loan by 1% and 1.25%, respectively, effective February 28, 1996. Accordingly, the Term Loan has been presented as a current liability until replacement financing is finalized.



         In consideration for SCPI's agreement to the acceleration of the Term Loan, Oakhurst agreed in January 1996 to accelerate the maturity dates of the Oakhurst Notes to July 31, 1996, or until such time that a refinancing of the Term Loan occurs, when the agreement allows a similar refinancing of the Oakhurst Notes with essentially like terms as the refinanced Term Loan. As a result, the full amount of the Oakhurst Notes has been presented as a current asset until replacement financing of the Term Loan is complete.



         In December 1995, Oakhurst initiated negotiations with several lenders to obtain replacement financing and on January 8, 1996 accepted a letter of intent from an institutional lender which is expected to provide a significant increase in the level of financing available to Oakhurst and its subsidiaries based upon essentially similar collateral as provided under the existing bank financing.



         The availability of funding to SCPI pursuant to the Oakhurst Credit Agreement replaced SCPI's own bank revolving credit agreement, which expired by its terms in fiscal 1995. Management believes that the availability of borrowings under the Oakhurst Credit Agreement is currently sufficient for SCPI's seasonal working capital needs, and that Oakhurst & SCPI will secure a commitment letter on and close the proposed refinancing before February 29, 1996 to replace the existing bank financing.

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


                                        STEEL CITY PRODUCTS, INC.



Date:    January 10, 1996               By:  /s/   Bernard H. Frank
                                             -----------------------------------
                                             Bernard H. Frank
                                             Chief Executive Officer




Date:    January 10, 1996               By:  /s/   Mark Auerbach
                                             -----------------------------------
                                             Mark Auerbach
                                             Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit
  No.                    Description
-------                  -----------
  27.            Financial Data Schedule