Form 10-Q
period 1995-11-30
STEEL CITY PRODUCTS INC
filed 1996-01-19
CIK 46535

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  November 30, 1995
                               -------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________________ to  ___________________

Commission file number:   0-2572

                            STEEL CITY PRODUCTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        DELAWARE                                              55-0437067
---------------------------                            -------------------------
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


  ---------------------------------------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                              -----     -----

         At January 1, 1996, 3,238,061 shares of the Registrant's Common Stock, $0.01 par value per share, were issued and outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS



                         INDEX TO FINANCIAL STATEMENTS

                           STEEL CITY PRODUCTS, INC.


Balance sheets at November 30, 1995 (unaudited)
  and February 28, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3


Statements of operations for the three months ended November 30, 1995
  and the thirteen weeks ended November 26, 1994 (unaudited)  . . . . . . . . . . . . . . . . .   4


Statements of operations for the nine months ended November 30, 1995
  and the thirty-nine weeks ended November 26, 1994 (unaudited) . . . . . . . . . . . . . . . .   5


Statement of stockholders' equity for the nine months
 ended November 30, 1995 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6


Statements of cash flows for the nine months ended November 30, 1995
  and the thirty-nine weeks ended November 26, 1994 (unaudited) . . . . . . . . . . . . . . . .   7


Notes to financial statements (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

                           STEEL CITY PRODUCTS, INC.
                                 BALANCE SHEETS
                         (Dollar amounts in thousands)

                 ASSETS                                                                  November 30,      February 28,
                                                                                            1995              1995
                                                                                         ------------      ------------
                                                                                         (Unaudited)
Current assets:
  Cash and cash equivalents..................................................          $        63       $         29
  Trade accounts receivable, less allowance of $406 and $194, respectively...                2,825              4,030
  Advances to Oakhurst Company, Inc..........................................                2,286              1,066
  Notes receivable - Oakhurst Company, Inc...................................                1,700                675
  Inventories................................................................                4,451              6,371
  Deferred tax asset.........................................................                  124                348
  Other......................................................................                  121                162
                                                                                       -----------       ------------
            Total current assets.............................................               11,570             12,681
                                                                                       -----------       ------------
Property and equipment, at cost..............................................                1,991              2,096
  Less accumulated depreciation..............................................                 (712)              (807)
                                                                                       -----------       ------------
                                                                                             1,279              1,289
                                                                                       -----------       ------------
Deferred tax asset...........................................................                1,801              3,267
Notes receivable - Oakhurst Company, Inc., long-term portion.................                    -              1,531
Other assets.................................................................                  201                272
                                                                                       -----------       ------------
                                                                                             2,002              5,070
                                                                                       -----------       ------------
                                                                                       $    14,851       $     19,040
                                                                                       ===========       ============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...........................................................          $     3,486       $      5,677
  Accrued compensation.......................................................                  418                550
  Term loan, current.........................................................                1,814                585
  Current maturities of long-term obligations................................                   32                  6
  Net obligation of discontinued business segment-current portion............                  558                505
  Other......................................................................                   84                 76
                                                                                       -----------       ------------
            Total current liabilities........................................                6,392              7,399
                                                                                       -----------       ------------
Long-term obligations:
  Net obligation of discontinued business segment............................                  637                985
  Long-term debt.............................................................                    -              1,660
  Other long-term obligations................................................                  109                 73
                                                                                       -----------       ------------
                                                                                               746              2,718
                                                                                       -----------       ------------
Commitments and contingencies................................................

Stockholders' equity:
  Preferred stock, par value $0.01 per share; authorized
     5,000,000 shares, issued 1,938,526 shares;
     liquidation preference $5.2282 per share................................                   19                 19
  Common stock, par value $0.01 per share; authorized
     5,000,000 shares; issued 3,238,061 shares...............................                   32                 32
  Additional paid-in capital.................................................               43,824             43,824
  Deficit (Reorganized on August 26, 1989)...................................              (36,161)           (34,951)
  Treasury stock, at cost, 207 common shares.................................                   (1)                (1)
                                                                                       -----------       ------------
            Total stockholders' equity.......................................                7,713              8,923
                                                                                       -----------       ------------
                                                                                       $    14,851       $     19,040
                                                                                       ===========       ============

  The accompanying notes are an integral part of these financial statements.

                           STEEL CITY PRODUCTS, INC.
                           STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)
                                  (Unaudited)



                                                                                  Three Months        Thirteen Weeks
                                                                                     Ended                Ended
                                                                                  November 30,         November 26,
                                                                                     1995                 1994
                                                                                  ------------        -------------
       Sales......................................................                $    5,958          $    5,576
       Other income...............................................                        62                 288
                                                                                  ----------          ----------
                                                                                       6,020               5,864
                                                                                  ----------          ----------
       Cost of goods sold, including occupancy and
         buying expenses..........................................                     4,880               4,470
       Operating, selling and administrative expenses.............                     1,060                 945
       Provision for doubtful accounts............................                        10                   -
       Interest expense...........................................                        67                  85
                                                                                  ----------          ----------
                                                                                       6,017               5,500
                                                                                  ----------          ----------
       Income from continuing operations before income taxes......                         3                 364
       Income taxes:
         Current tax (benefit) expense.....................                              (29)                 12
         Deferred tax expense..............................                            1,539                 186
                                                                                  ----------          ----------
       Income (loss) from continuing operations...................                    (1,507)                166
       Income from discontinued operations (net of
         $12 income tax expense)..................................                         -                  24
                                                                                  ----------          ----------
       Net (loss) income..........................................                    (1,507)                190

       Effect of Series A Preferred Stock dividends...............                      (253)               (253)
                                                                                  ----------          ----------
       Net loss attributable to common stockholders...............                $   (1,760)         $      (63)
                                                                                  ==========          ==========

       Per share amounts:
         Loss from continuing operations
           after preferred stock dividends........................                $    (0.54)         $    (0.03)
         Income from discontinued operations......................                         -                0.01
                                                                                  ----------          ----------
         Net loss attributable to common stockholders
           after preferred stock dividends........................                $    (0.54)         $    (0.02)
                                                                                  ==========          ==========
       Weighted average number of common shares outstanding
         used in computing per share amounts......................                 3,238,061           3,137,316
                                                                                  ==========          ==========





  The accompanying notes are an integral part of these financial statements.

                           STEEL CITY PRODUCTS, INC.
                           STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)
                                  (Unaudited)




                                                                                   Nine Months       Thirty-nine Weeks
                                                                                     Ended                Ended
                                                                                   November 30,        November 26,
                                                                                     1995                  1994
                                                                                   -----------       -----------------
       Sales......................................................                 $   20,871          $   21,380
       Other income...............................................                        281                 558
                                                                                   ----------          ----------
                                                                                       21,152              21,938
                                                                                   ----------          ----------
       Cost of goods sold, including occupancy and
         buying expenses..........................................                     16,798              17,057
       Operating, selling and administrative expenses.............                      3,445               3,347
       Provision for doubtful accounts............................                        267                 (15)
       Interest expense...........................................                        214                 160
                                                                                   ----------          ----------
                                                                                       20,724              20,549
                                                                                   ----------          ----------
       Income from continuing operations before income taxes......                        428               1,389
       Income taxes:
         Current tax (benefit) expense.....................                               (52)                 82
         Deferred tax expense.....................................                      1,690                 460
                                                                                   ----------          ----------
       Income (loss) from continuing operations...................                     (1,210)                847
       Income from discontinued operations (net of
         $46 income tax expense)..................................                          -                  90
                                                                                   ----------          ----------
       Net (loss) income..........................................                     (1,210)                937

       Effect of Series A Preferred Stock dividends...............                       (759)               (759)
                                                                                   ----------          ----------
       Net (loss) income attributable to common stockholders......                 $   (1,969)         $      178
                                                                                   ==========          ==========

       Per share amounts:
         Income (loss) from continuing operations
           after preferred stock dividends........................                 $    (0.61)         $     0.03
         Income from discontinued operations......................                          -                0.03
                                                                                   ----------          ----------
         Net (loss) income attributable to common stockholders
           after preferred stock dividends........................                 $    (0.61)         $     0.06
                                                                                   ==========          ==========
       Weighted average number of common shares outstanding
         used in computing per share amounts......................                  3,238,061           3,186,318
                                                                                   ==========          ==========





  The accompanying notes are an integral part of these financial statements.

                           STEEL CITY PRODUCTS, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED NOVEMBER 30, 1995
                             (Dollars in thousands)
                                  (Unaudited)






                                                 Preferred Stock       Common Stock        Additional  Retained   Treasury Stock
                                              --------------------  --------------------    Paid-in    Earnings   ---------------
                                                shares   par value    shares   par value    Capital   (Deficit)   shares     cost
                                              ---------  ---------  ---------  ---------   ---------- ---------   ------     ----
Balances, February 28, 1995.................  1,938,526      $19    3,238,061      $32      $43,824   ($34,951)    207       ($1)




Net loss for the period.....................                                                            (1,210)



                                              ---------      ---    ---------      ---      -------   --------     ---       ---
Balances, November 30, 1995.................  1,938,526      $19    3,238,061      $32      $43,824   ($36,161)    207       ($1)
                                              =========      ===    =========      ===      =======   ========     ===       ===





   The accompanying notes are an integral part of these financial statements.

                           STEEL CITY PRODUCTS, INC.
                           STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)



                                                                                     Nine Months      Thirty-nine Weeks
                                                                                       Ended               Ended
                                                                                     November 30,       November 26,
                                                                                        1995                1994
                                                                                   --------------     -----------------
  Cash flows from operating activities:
     Income (loss) from continuing operations..............................        $      (1,210)       $         847
     Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
          Depreciation and amortization....................................                  150                  141
          Loss on retirement of asset......................................                   26                    -
          Deferred tax expense.............................................                1,690                  491
     Other changes in operating assets and liabilities:
          Accounts receivable..............................................                1,205                  467
          Inventories......................................................                1,920                  221
          Accounts payable.................................................               (2,191)                (767)
          Other............................................................                  (83)                 391
                                                                                   -------------        -------------
  Net cash provided by operating activities of:
     Continuing operations.................................................                1,507                1,791
     Discontinued operations...............................................                 (295)                (116)
                                                                                   -------------        -------------
  Net cash provided by operating activities................................                1,212                1,675
                                                                                   -------------        -------------
  Cash flows from investing activities:
     Advances to Oakhurst Company, Inc.....................................               (1,220)              (1,694)
     Collection of note receivable, Oakhurst Company, Inc..................                  506                    -
     Additions to property and equipment...................................                  (86)                (284)
     Other.................................................................                   67                    3
                                                                                   -------------        -------------
  Net cash used in investing activities....................................                 (733)              (1,975)
                                                                                   -------------        -------------
  Cash flows from financing activities:
     Exercise of warrants..................................................                    -                   30
     Proceeds from long-term borrowings....................................                    -                2,560
     Principal payments on long-term obligations and term loan.............                 (445)                (220)
     Series A Preferred Stock dividends paid to Oakhurst Company, Inc......                    -               (2,765)
                                                                                   -------------        -------------
  Net cash used in financing activities....................................                 (445)                (395)
                                                                                   -------------        -------------
  Net increase (decrease) in cash and cash equivalents.....................                   34                 (695)

  Cash and cash equivalents at beginning of period.........................                   29                  775
                                                                                   -------------        -------------
  Cash and cash equivalents at end of period...............................        $          63        $          80
                                                                                   =============        =============

  Supplemental schedule of non-cash investing and financing activities:

     Capital lease obligations of $76 were incurred when the Company entered into three leases for new computer and warehouse equipment.


  The accompanying notes are an integral part of these financial statements.

                           STEEL CITY PRODUCTS, INC.
                      NINE MONTHS ENDED NOVEMBER 30, 1995
                         NOTES TO FINANCIAL STATEMENTS

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

         The Series A Preferred Stock carries a dividend rate of $0.5228 per share and has a redemption price and liquidation preference of $5.2282 per share plus any accumulated dividends in arrears. Approximately $1.4 million of undeclared dividends in arrears were outstanding as of November 30, 1995.

3.  PROVISION FOR DOUBTFUL ACCOUNTS

         During the second quarter of the current fiscal year, management curtailed the level of credit allowed to Jamesway Corporation ("Jamesway"), one of SCPI's largest customers, after becoming aware that Jamesway was experiencing new financial difficulties. Although Jamesway had emerged from bankruptcy as recently as January 1995, in October 1995 it again filed for protection under the U.S. Bankruptcy Code. SCPI included a provision of $150,000 in its current year second quarter results related to the balances due from Jamesway.

4.  DEFERRED TAX ASSET

         As of December 31, 1994, SCPI had, for tax reporting purposes, net operating tax loss carryforwards of approximately $146 million which expire in the years 2001 through 2005. Under SFAS 109, SCPI is required to recognize currently the estimated realizable value of the future benefit of its net operating tax loss carryforwards along with other tax benefits. At February 28, 1995, SCPI had a remaining deferred tax asset of $50.3 million less a valuation allowance of $46.7 million. The amount of the valuation allowance was determined by, among other things, management's estimate of SCPI's ability to utilize the net operating tax loss carryforwards prior to their expiration based on the then current market conditions and trends. Subsequent fluctuations in market conditions and trends warrant periodic management reviews of the recorded valuation allowance to determine if an increase or decrease in such allowance would be appropriate.

         During the current fiscal year, SCPI has begun to experience significant changes in its customer base. In October 1995, SCPI lost one of its largest customers to bankruptcy, and was informed by another of its largest customers that it had decided to change its source of supply, with such change expected to be phased in over the next several months. SCPI has not yet identified replacement customers sufficient to offset the lost business. Management is currently determining the impact of this lost business on SCPI's future levels of revenues, and is evaluating future customer and product opportunities to project whether, and if so when, SCPI may expect a return to its historical levels of sales. Management is also undertaking a strategic evaluation of SCPI's operations to determine how they may be restructured to reflect the current level of SCPI's sales.

         While these analysis are expected to be completed during the fourth quarter of the current fiscal year, management's initial estimate of the current impact of these events on the deferred tax asset valuation allowance resulted in an increase of $1.5 million in such allowance with a corresponding charge to deferred tax expense in the third quarter of the current fiscal year. If future profit levels exceed current expectations, the consequent reduction in the valuation allowance would result in a corresponding deferred tax benefit in future results of operations to the extent of the aforementioned charge to deferred tax expense.

         As of November 30, 1995, SCPI is required to earn approximately $5.7 million of pre-tax income primarily through fiscal 2007 to realize the net recorded tax benefit, as adjusted.

5.  LONG-TERM DEBT AND LINE OF CREDIT

         In August 1994, SCPI obtained a four year term loan in the amount of $2,560,000 (the "Term Loan"), issued in connection with an acquisition by Oakhurst. The Term Loan is secured by a mortgage on SCPI's real estate, is guaranteed by Oakhurst and its subsidiaries, supported by a pledge of the capital stock of Oakhurst's subsidiaries. The Term Loan provides for monthly repayments beginning in September 1994 and bears interest at a fixed rate of 9.25%.

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

         The Oakhurst Credit Agreement was amended during the third quarter of the current fiscal year to reflect an acquisition by Oakhurst that occurred in the latter part of fiscal 1995. The amendment to the Oakhurst Credit Agreement provides for maximum borrowings of $4 million, subject to a borrowing base that is calculated according to the level of the subsidiaries' accounts receivable, and eliminated of all of the financial covenants, except for certain amended subsidiary and consolidated net worth requirements. The Term Loan was also amended to reflect such revised covenants. Borrowings under the amended Oakhurst Credit Agreement bear interest at prime plus 1.5%, and are secured by the accounts receivable, inventory and capital stock of Oakhurst's subsidiaries, including SCPI.

         At November 30, 1995, Oakhurst did not meet the amended consolidated net worth covenant, and requested a modification of such covenant. The modification was granted by the bank on January 3, 1996, in exchange for Oakhurst's and SCPI's agreement to accelerate the maturity date of the Term Loan to July 31, 1996, and to increase the interest rates on the Term Loan and on borrowings under the Oakhurst Credit Agreement by 1.25% and 1%, respectively, effective February 28, 1996. Accordingly, the Term Loan has been presented as a current liability until replacement financing is finalized.

         In December 1995, Oakhurst initiated negotiations with several lenders to obtain replacement financing and on January 8, 1996 accepted a letter of intent for financing from an institutional lender which is expected to provide a significant increase in the level of financing available to Oakhurst and its subsidiaries based upon essentially similar collateral as provided under the existing bank financing. Management expects that Oakhurst and SCPI will obtain a letter of commitment on and close such refinancing prior to February 29, 1996.

6.  NOTES RECEIVABLE - OAKHURST COMPANY, INC.

         Prior to fiscal 1996, SCPI advanced to Oakhurst $2,700,000 (the "Oakhurst Notes") from its available funds to facilitate acquisitions by Oakhurst of all the capital stock of H&H Distributors, d/b/a Harry Survis ("H&H") and of Dowling's Fleet Service, Co., Inc. ("Dowling's"). The Oakhurst Notes bear interest at 9.25% and were repayable quarterly through 1998. In consideration for SCPI's agreement to the acceleration of the maturity of the Term Loan, Oakhurst agreed in January 1996 to accelerate the maturity dates of the Oakhurst Notes to July 31, 1996, or until such time that a refinancing of the Term Loan occurs, when the agreement allows a similar refinancing of the Oakhurst Notes with essentially like terms as the refinanced Term Loan. Accordingly, the full amount of the Oakhurst Notes has been presented as a current asset until the Term Loan is refinanced.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's analysis of the significant factors that have influenced Steel City Products Inc.'s ("SCPI") financial position and results of operations during the periods included in the accompanying financial statements.

Liquidity and Capital Resources

         SCPI is a special, limited purpose, majority-owned subsidiary of Oakhurst Company, Inc. ("Oakhurst"). SCPI is expected to concentrate on its historical line of business, while any future growth and expansion opportunities are expected to be pursued by one or more subsidiaries of Oakhurst. Through Oakhurst's ownership of SCPI, primarily in the form of preferred stock, Oakhurst retains substantially all the value of SCPI, and receives substantially all of the benefit of operations through dividends on the preferred stock. Oakhurst's ownership of SCPI is designed to facilitate the preservation and utilization of SCPI's net operating loss carryforwards which at December 31, 1994 amounted to approximately $148 million.

Financing and Line of Credit

         Prior to fiscal 1996, SCPI advanced to Oakhurst $2,700,000 (the "Oakhurst Notes") from its available funds to facilitate acquisitions by Oakhurst of all the capital stock of H&H Distributors, d/b/a Harry Survis ("H&H") and of Dowling's Fleet Service, Co., Inc. ("Dowling's").

         In August 1994, SCPI obtained a four year term loan in the amount of $2,560,000 (the "Term Loan") secured by a mortgage on its real estate and by pledges of the Oakhurst Notes and the capital stock of Oakhurst's subsidiaries, including SCPI. The Term Loan provides for monthly repayments beginning in fiscal 1995 and bears interest at a fixed rate of 9.25%. The proceeds of the Term Loan together with SCPI's available funds were used to fund part of the aforementioned advance to Oakhurst and to satisfy outstanding preferred dividends to Oakhurst of approximately $2.8 million.

         Repayments of the Term Loan are expected to be made from SCPI's operating cash flow and from loan repayments by Oakhurst on the Oakhurst Notes. Through November 30, 1995, Oakhurst had made all payments required under the note agreements.

         Pursuant to a two-year Bank Revolving Oakhurst Credit Agreement dated August 1, 1994 (the "Oakhurst Credit Agreement"), Oakhurst is permitted to make advances to its subsidiaries (including SCPI) for working capital purposes and other requirements. During the nine months ended November 30, 1995, no advances were made by Oakhurst to SCPI.

         The Term Loan and the Oakhurst Credit Agreement are cross-collateralized, and contain various financial covenants. The Oakhurst Credit Agreement was amended during the third quarter of the current fiscal year, primarily to reflect a third Oakhurst acquisition that occurred in the latter part of fiscal 1995. The amendment to the Oakhurst Credit Agreement provides for maximum borrowings of $4 million, subject to a borrowing base that is calculated according to the level of the subsidiaries' accounts receivable, and eliminated all of the financial covenants except for certain amended subsidiary and consolidated net worth requirements. The Term Loan was also amended to reflect the revised covenants. Borrowings under the amended Oakhurst Credit Agreement bear interest at prime plus 1.5%, and are secured by the accounts receivable, inventory and capital stock of Oakhurst's subsidiaries, including SCPI.

         At November 30, 1995, Oakhurst did not meet the amended consolidated net worth covenant and requested a modification of such covenant. The modification was granted by the bank on January 3, 1996 in exchange for Oakhurst's and SCPI's agreement to accelerate the maturity date of the Term Loan to July 31,

1996, and to increase the interest rates on the Term Loan and borrowings under the Oakhurst Credit Agreement by 1.25% and 1%, respectively, effective February
28, 1996.   Accordingly, the Term Loan has been presented as a current liability until replacement financing is finalized.

         The Oakhurst Notes provide for interest at a fixed rate of 9.25%, and quarterly repayments over four years beginning in fiscal 1995. In consideration for SCPI's agreement to the acceleration of the Term Loan, Oakhurst agreed in January 1996 to accelerate the maturity dates of the Oakhurst Notes to July 31, 1996, or until such a time that a refinancing of the Term Loan occurs, when the agreement allows a similar refinancing of the Oakhurst Notes with essentially like terms as the refinanced Term Loan. Accordingly, the full amount of the Oakhurst Notes has been presented as a current asset until replacement financing of the Term Loan is complete.

         In December 1995, Oakhurst initiated negotiations with several lenders to obtain replacement financing and on January 8, 1996 accepted a letter of intent for new financing from an institutional lender which is expected to provide a significant increase in the level of financing available to Oakhurst and its subsidiaries based upon essentially similar collateral as provided under the existing bank financing.

         The availability of funding to SCPI pursuant to the Oakhurst Credit Agreement replaced SCPI's own bank revolving credit agreement, which expired by its terms in fiscal 1995. Management believes that the availability of borrowings under the Oakhurst Credit Agreement is currently sufficient for SCPI's seasonal working capital needs, and expects that Oakhurst and SCPI will secure a letter of commitment on and close such refinancing prior to February 29, 1996 to replace the existing bank financing.

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


THE CREDITOR NOTES

         The creditor notes that were issued in connection with the bankruptcy of Retail Acquisition Corp., (the "Creditor Notes") are payable in six equal annual installments through July 1998, subject to a prepayment provision whereby if defined cash flow exceeds $900,000, $1,000,000 and $1,100,000 in each of fiscal 1995, 1996 and 1997, respectively, holders of the Creditor Notes may tender for prepayment a portion thereof in the amount of the excess defined cash flow, but not to exceed approximately $400,000 per annum. SCPI did not meet such prepayment criteria in fiscal 1995, nor does it expect to meet the fiscal 1996 threshold. The Creditor Notes were discounted using an imputed interest rate of 7.5% and are included in the net obligation of the discontinued business segment.


SIGNIFICANT EVENTS AND TRENDS

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

         In July 1993, SCPI's two then-largest customers filed for bankruptcy protection. One of these customers closed all its stores in December 1993; the other, Jamesway Corporation ("Jamesway") reorganized and emerged from Chapter 11 in January 1995. Jamesway continued to be one of SCPI's largest customers throughout this period until the second quarter of the current fiscal year, when management curtailed the level of credit allowed to Jamesway after becoming aware that it was experiencing new financial difficulties. In October 1995, Jamesway again filed for protection under the U.S. Bankruptcy Code. SCPI included a provision of $150,000 in its second quarter results in relation to the balances due from Jamesway. The non-collection of this receivable will not have a significant effect on SCPI's working capital. In the seven-month period of March through September 1995, when sales to Jamesway ended, SCPI's sales to this customer were approximately $3.9 million.

         During the third quarter of the current fiscal year, another of SCPI's largest customers, Forest City Auto Parts, Inc. ("Forest City"), informed SCPI that it had decided to change its source of supply. Although such change did not impact the third quarter sales levels, it is expected to be phased in over the next several months. In the nine month period ending November 30, 1995, sales to Forest City were approximately $4.3 million.

         In its efforts to help offset these trends, SCPI strengthened its sales team to help identify new customers and better serve existing customers, expanded its product offerings to certain customers and enlarged the territory that it serves. In the current year, SCPI has begun offering "hard parts" such as brake rotors, and is actively exploring the feasibility of new product lines. During the current year second quarter, SCPI added two new large customers (NHD and Ames), but the level of sales to these customers is currently not sufficient to offset the loss of the Jamesway and Forest City business. Without further customer additions, sales levels in fiscal 1997 are expected to decrease by about 25% from the expected current year sales levels. In anticipation of such sales reduction, management has taken immediate steps to reduce its inventory levels and to eliminate certain operating expenses and overheads.

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

         SCPI adopted SFAS 109 effective as of the beginning of 1994, when it recognized a deferred tax asset, net of a valuation allowance, and recorded a corresponding increase in additional paid-in-capital. The accounting treatment to increase additional paid-in-capital results from SCPI's quasi-reorganization accounting in fiscal 1990. The amount of the valuation allowance was determined by, among other things, management's estimate of the Company's ability to utilize the net operating tax loss carryforwards prior to their expiration based on market conditions at that time. Management performs periodic reviews of the valuation allowance based on the then current market conditions and trends to determine if an increase or decrease in its estimate of the recorded valuation allowance would be appropriate. At February 28, 1995, SCPI had a remaining deferred tax asset of $3.6 million, net of the valuation allowance.

         Because of certain recent events and trends that have affected the Company's sales and profit levels (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Events and Trends"), management is currently determining the impact of these changes on SCPI's future levels of revenues, and is evaluating future customer and product opportunities to project whether, and if so when, SCPI may expect a return to its historical levels of sales. Management is also undertaking a strategic evaluation of SCPI's operations to determine how they may be restructured to reflect the current level of SCPI's sales.

         While these analyses are expected to be completed during the fourth quarter of the current fiscal year, management's initial estimate of the current impact of these events on the deferred tax asset valuation allowance resulted in an increase of $1.5 million in such allowance with a corresponding charge to deferred tax expense in the third quarter of the current fiscal year. If future profit levels exceed current expectations, the consequent reduction in the valuation allowance would result in a corresponding deferred tax benefit in future results of operations to the extent of the aforementioned charge to deferred tax expense.

RESULTS OF OPERATIONS

         Continuing operations include the results of SCPI's operating division, Steel City Products, a distributor of automotive parts and accessories based in Pittsburgh, Pennsylvania. In the current year nine-month period, there were two fewer days than in the prior year period, but the effect of this on results of operations was not material.

Three months ended November 30, 1995 compared with thirteen weeks ended November 26, 1994

         Sales increased by $382,000 in the current year third quarter when compared to the prior year third quarter. New customers added since the prior year accounted for $910,000 during the quarter and sales increases to existing customers were $322,000. Sales to Jamesway represented an increase of $150,000 over the prior year, but sales to this customer ended in September 1995, and the remaining sales increases to existing customers resulted from expanded sales efforts. Sales decreases aggregating $850,000 resulted from lower sales to customers that are facing increasing competitive pressures, have downsized or eliminated their automotive departments, or that have filed bankruptcy, and to two customers that have changed their source of supply.

         Other income decreased by $226,000 compared with the prior year third quarter, in which SCPI recovered $175,000 that had been placed into escrow as a part of SCPI's predecessor's 1989 bankruptcy proceeding. The remaining decrease is largely attributable to lower interest income earned on the Oakhurst Notes during the current year third quarter.

         Although sales increased, there was a decrease in gross profit of $28,000 compared with the prior year because of a gross margin reduction of approximately 2%. A portion of the decrease in gross margin resulted from higher freight costs, and because fewer purchase discounts were earned from suppliers, while more sales discounts were allowed to customers. In addition, average prices to many of SCPI's customers were lower, but the effect of this was partially offset by changes in the product mix sold to two customers, which produced increases in gross margin.

         Operating, selling and administrative expenses increased over the prior year third quarter by $115,000. Increased operating and selling expenses resulted from efforts to increase sales levels, together with expenses necessary to support the higher sales volume in the current year third quarter, but this was partially offset by lower administrative expense, reduced profit sharing contributions, and lower corporate overhead expense and executive salaries.

         Interest expense reflected a decrease over the prior year third quarter of $18,000, but this savings was entirely offset by lower interest earned on the Oakhurst Notes.

         Although there was a loss from continuing operations in the current year third quarter, compared with income in the prior year, income tax expense increased by $1.7 million because of a charge to deferred tax expense of $1.5 million that resulted from an increase in the valuation allowance of the deferred tax asset.


Nine months ended November 30, 1995 compared with thirty-nine weeks ended November 26, 1994

         Compared with the prior year, sales decreased by 2.4%, or $509,000. Sales increases aggregating $2.9 million resulted primarily from the addition of several new customers, together with higher sales to several customers, including Jamesway, but sales to this customer ended in September 1995. These sales increases were offset by decreases of $3.4 million, with over half of the reduction attributable to SCPI's smaller customers and to reduced sales in the Northeast market. These reduced sales resulted from intense competitive pressures on those customers, and reduced sales of spring product lines due to a rainy spring season. The remainder of the decrease resulted from lower sales to customers that have downsized or eliminated their automotive departments, have filed bankruptcy, or that have changed their source of supply.

         Other income decreased by approximately $275,000 compared with the prior year period, in which SCPI recovered $175,000 that had been placed into escrow as a part of SCPI's predecessor's 1989 bankruptcy proceeding. There were decreases of about $51,000 of auto show revenues, but this was partially offset by decreased corresponding expenses. Interest income earned on the Oakhurst Notes increased over the prior year, but this interest is offset by interest expense paid in connection with the Term Loan.

         Gross profit decreased by $250,000 compared with the prior year, due to the sales reduction combined with lower gross margins. This resulted from higher freight costs, and because fewer purchase discounts were earned from suppliers, while more sales discounts were allowed to customers. In addition, lower average prices were charged to many of SCPI's customers.

         Operating, selling and administrative expenses increased by $98,000. Higher operating and selling expenses resulted from efforts to increase sales levels, but this was partially offset by lower administrative expense, reduced profit sharing contributions, and lower corporate overhead expense and executive salaries.

         There was an increase in the provision for doubtful accounts of $282,000 when compared with the prior year. The provision was increased by $150,000 in connection with the balances due from Jamesway and by $132,000 to provide for the bankruptcies of four of SCPI's small customers that occurred during the current year.

         Interest expense reflected an increase over the prior year of $54,000, primarily resulting from interest in connection with the Term Loan. However, interest on the term loan is offset by interest earned on the Oakhurst Notes.

         Although there was a loss from continuing operations in the current year third quarter, compared with income in the prior year, income tax expense increased by $1.1 million because of a charge to deferred tax expense of $1.5 million that resulted from an increase in the valuation allowance of the deferred tax asset.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not involved in any material legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter for which this report is filed.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 10.1 Letter agreement dated January 3, 1996 between SCPI and Integra Bank Pittsburgh amending the Credit Agreement, dated August 1, 1994 between SCPI and Integra - filed as exhibit #10.17 to Oakhurst's Registration Statement on Form S-1, file number #333-00173, filed on January 12, 1996.

                 10.2 Letter agreement dated January 3, 1996 between Oakhurst and Integra Bank Pittsburgh amending the Credit Agreement, dated August 1, 1994 between Oakhurst and Integra - filed as exhibit #10.16 to Oakhurst's Registration Statement on Form S-1, file number #333-00173, filed on January 12, 1996.

                 27.     Financial Data Schedule (EDGAR transmission only)


         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        STEEL CITY PRODUCTS, INC.


Date:    January 18, 1996               By: /s/ Bernard H. Frank
                                            ------------------------------------
                                            Bernard H. Frank
                                            Chief Executive Officer


Date:    January 18, 1996               By: /s/ Mark Auerbach
                                            ------------------------------------
                                            Mark Auerbach
                                            Chief Financial Officer

                              INDEX TO EXHIBITS

    Exhibit
     Number                       Description
    -------                       -----------

      10.1 Letter agreement dated January 3, 1996 between SCPI and Integra Bank Pittsburgh amending the Credit Agreement, dated August 1, 1994 between SCPI and Integra - filed as exhibit #10.17 to Oakhurst's Registration Statement on Form S-1, file number #333-00173, filed on January 12, 1996.

      10.2 Letter agreement dated January 3, 1996 between Oakhurst and Integra Bank Pittsburgh amending the Credit Agreement, dated August 1, 1994 between Oakhurst and Integra - filed as exhibit #10.16 to Oakhurst's Registration Statement on Form S-1, file number #333-00173, filed on January 12, 1996.

      27.        Financial Data Schedule (EDGAR transmission only)