Form 10-K
period 1996-02-29
STEEL CITY PRODUCTS INC
filed 1996-06-11
CIK 46535

                                  FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

        [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 FOR THE FISCAL YEAR ENDED FEBRUARY 29, 1996

                                      OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ............. to...................

Commission file number:   0-2572

                           STEEL CITY PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

                      DELAWARE                       55-0437067
          State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization         Identification No.)

     1001 SANTERRE DRIVE, GRAND PRAIRIE, TEXAS           75050
      (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code: (214) 660-4499

         Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

         Securities registered pursuant to section 12(g) of the Act:

        Title of each class            Name of each exchange on which registered
        -------------------            -----------------------------------------
COMMON STOCK, $0.01 PAR VALUE PER SHARE                    NONE


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes...X...  No.....

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value at May 1, 1996 of the voting stock held by non-affiliates of the registrant: $157,586

At May 1, 1996, the registrant had 3,238,061 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement to be filed pursuant to
Section 14(a) of the Securities Exchange Act of 1934 in connection with the registrant's 1996 annual meeting of stockholders are incorporated by reference in Part III of this report.

                                     PART I

ITEM 1.   BUSINESS

BACKGROUND OF STEEL CITY PRODUCTS, INC.

     Steel City Products, Inc. ("SCPI" or "the Company") was incorporated in West Virginia in 1959, and in 1963 became known as Heck's, Inc. In 1969, the "Steel City Products" automotive distribution business was acquired. The Company was reincorporated in Delaware under the name Hallwood Industries Incorporated in 1990, and in January 1993 the Company changed its name to Steel City Products, Inc.

     For many years prior to 1990, Heck's, Inc. operated a Retail Division consisting of a chain of discount department stores. In September 1990, all of the assets of the Retail Division were sold to Retail Acquisition Corp. ("RAC").

     Continuing operations of SCPI comprise the distribution of automotive parts and accessories to independent retailers under the name "Steel City Products".

FORMATION OF OAKHURST COMPANY, INC.

     Oakhurst Company, Inc. ("Oakhurst"), formerly Oakhurst Capital, Inc., was formed as part of a merger transaction in July 1991, in which SCPI became a majority-owned subsidiary of Oakhurst. In accordance with the merger agreement, Oakhurst owns 10% of the outstanding common stock of SCPI and all of the SCPI Series A Preferred Stock, with the result that the aggregate fair market value of SCPI's common stock and Series A Preferred Stock owned by Oakhurst is equal to approximately 90% of the aggregate fair market value of all the issued and outstanding capital stock of SCPI; consequently, Oakhurst owns 90% of the voting stock of SCPI.

     Pursuant to the merger, SCPI became a special, limited purpose subsidiary that concentrates on its historical line of business, while any future growth and expansion opportunities are expected to be pursued by Oakhurst or its subsidiaries. Because Oakhurst's ownership of SCPI is primarily in the form of preferred stock, Oakhurst retains the value of SCPI, and Oakhurst's income from SCPI is determined by the Series A Preferred stock dividend. Oakhurst's ownership of SCPI facilitates the preservation and utilization of SCPI's and Oakhurst's net operating tax loss carryforwards, which amount to approximately $149 million.

OPERATIONS

     SCPI primarily distributes automotive accessories. These products include functional and decorative car and truck accessories (such as floor mats, seat covers, mirrors, running boards and lights), car care products (including waxes and paints), chemicals (such as antifreeze, windshield washer fluid and motor oil) and car repair and maintenance items (including spark plugs, windshield wipers, and air and oil filters). In fiscal 1996, the product selection was expanded to include selected "hard parts" such as brake rotors, and in the first quarter of fiscal 1997, SCPI introduced non-food pet supplies to its merchandise selection. Although such pet supplies are not typical of SCPI's historical merchandise mix, management determined that the availability of existing customers which sell both pet supplies and automotive accessories, combined with SCPI's distribution expertise and infrastructure, offered an opportunity for increased sales, but there can be no assurance that this will lead to new sales. For about twenty-five years, SCPI's operations have been conducted from the same facility in Pittsburgh.

     Certain of SCPI's business is performed on a service basis, which involves visits by its sales personnel to customers' stores to count and re-order merchandise; generally, these re-orders are transmitted electronically to SCPI's offices in Pittsburgh and shipments are either made directly to each of the customers' stores or pre-packed for onward shipment to stores by the retailers' own distribution centers. Certain customers electronically transmit their orders to SCPI's headquarters. Because many orders are generated electronically and are shipped within a few days of receipt, the size of SCPI's order backlog is not relevant to an understanding of the business. SCPI also provides price ticketing and associated services to those of its customers who request such services.

SOURCES OF SUPPLY

     SCPI acquires its merchandise from a large number of suppliers, none of which accounts for more than 15% of its revenues. Many of the products sold by SCPI carry nationally-advertised brand names, but because of the diversity and number of suppliers and products carried, the business is not generally dependent on the continued availability of individual products or continued dealings with existing supply sources. From time to time, market or seasonal conditions may affect the availability of certain merchandise, but not to the extent that the Company believes would materially impact its business.

     Steel City generally carries in inventory only those products that its customers have identified as necessary for their own merchandising needs, and does not acquire significant quantities of other merchandise.

SEASONALITY

     SCPI's business is seasonal, being slower in the early winter months than at other times of the year. In anticipation of higher sales volume in the spring and summer, SCPI carries higher inventories, beginning in February. As is customary in the industry, many suppliers allow extended payment terms for such inventory build-ups and in turn, SCPI grants extended payment terms to many of its customers to facilitate their inventory build-ups.

     SCPI's needs for working capital are affected by these seasonal fluctuations (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

CUSTOMER BASE

     SCPI's customers include general merchandise retail chains, automotive specialty stores, grocery chains, drug stores, hardware stores and other automotive accessory distributors. Most customers are based in the northeastern United States, although stores operated by some customers are located outside the northeastern states. There are no foreign sales.

     SCPI's customers are continually affected by changes in the retail environment, including the recent competitive pressures facing regional mass merchandisers and the growing influence of national automotive specialty chains. These have led to fluctuations in the level of business that SCPI enjoys with individual customers. In recent years, SCPI has lost some significant customers and has suffered reductions in business as certain customers have closed stores in the face of competition, have been forced into bankruptcy, or have reduced their automotive merchandise selection. Furthermore, some customers have changed their buying practices to acquire certain merchandise direct from manufacturers rather than through distributors such as Steel City Products. In its efforts to offset these trends, SCPI has added new customers, expanded its product offerings to certain customers, enlarged the territory that it serves and introduced new categories of products.

     Examples of the changes discussed above include the fact that SCPI's largest customer in fiscal 1992, Fisher Big Wheel, represented a diminishing percentage of its total revenues in each subsequent fiscal year and then closed all of its stores in 1993 following a bankruptcy filing, and that in fiscal 1996, SCPI lost two of its largest customers: Jamesway Corporation ("Jamesway") filed for bankruptcy in October 1995 and shortly thereafter closed all its stores, and Forest City Auto Parts, Inc. ("Forest City") informed management in November 1995 of its decision to change distributors (see table below).

     Although SCPI added several new customers during fiscal 1995, fiscal 1996 and the first quarter of fiscal 1997, and expanded sales to certain existing customers, it has not yet obtained enough new business to offset all of the lost business and return sales to historical levels. Management continually attempts to identify new customers, but there can be no assurance that further customers will be secured. Based on present information, management anticipates that SCPI's sales in fiscal 1997 will be less than in fiscal 1996.

     The following table shows sales to each of SCPI's customers that individually accounted for more than 10% of sales during any of the latest three fiscal years (dollars in thousands):

                     Fiscal Year Ended         Fiscal Year Ended         Fiscal Year Ended
                     February 29, 1996         February 28, 1995         February 26, 1994
                   ---------------------       -------------------     ---------------------
                                 % of                      % of                      % of
                     Sales   Total Sales        Sales  Total Sales      Sales    Total Sales
                   --------  -----------       ------- -----------     -------   -----------
Fisher Big Wheel        --       --                 --     --           $3,198       10%
Forest City         $4,641       19%            $6,046     22%          $6,250       20%
Jamesway            $3,975       16%            $4,465     16%          $6,332       20%


         Fisher Big Wheel and Jamesway both filed for Chapter 11 bankruptcy protection in July 1993, and Fisher Big Wheel closed all of its stores in December 1993. Jamesway emerged from bankruptcy in January 1995, and continued to be one of SCPI's largest customers throughout this period until the second quarter of fiscal 1996, when Jamesway began experiencing new financial difficulties. In October 1995 Jamesway again filed for bankruptcy protection and announced that it would close all of its stores.

         During the third quarter of fiscal 1996, Forest City informed SCPI that it had decided to change its source of supply, and sales to Forest City ended in January 1996.

         None of SCPI's business is based on government contracts, and there are no long-term sales contracts with any customers.

COMPETITION

         The automotive parts and accessories distribution industry is highly competitive, with several similar companies operating in SCPI's market place, and many of SCPI's suppliers also offer their products directly to retailers. Management is unable to quantify SCPI's relative size in its industry or in relation to its competitors. SCPI competes on the basis of the breadth of merchandise offered, price, level of service, order fill rates and order turnaround times. Management believes that SCPI's long history, good reputation, experienced management, product variety, pricing, service levels and high order fill rates enable it to compete favorably with other distributors.

REGULATION

         SCPI's management does not anticipate that existing or known pending environmental legislation or other regulations will require major capital expenditures or will affect its operations.

EMPLOYEES

         SCPI employs approximately 65 persons, of whom about 50 are employed in the headquarters office and distribution facility in Pittsburgh. Most of the others are field personnel. Senior executives, including Bernard Frank (a founder of Steel City Products in 1947), have many years of service with SCPI and some are employed under long-term contracts.

         The warehouse and certain office employees of SCPI are represented by Local 636 of the International Brotherhood of Teamsters. SCPI believes that it has experienced generally good labor relations, and no significant labor disputes have affected its business in recent years. Renewal negotiations related to the union agreement have continued beyond its expiration in November 1995.

ITEM 2.   PROPERTIES

    SCPI operates its business from a 100,000 square-foot building owned by SCPI in an industrial park in Pittsburgh, Pennsylvania. The original building was constructed in 1970 and it has been expanded several times.


ITEM 3.   LEGAL PROCEEDINGS

    There are no material legal proceedings against the company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 29, 1996.

                     EXECUTIVE OFFICERS OF THE REGISTRANT


    The following are the names, ages, positions and a brief description of the business experience during the last five years of the executive officers of the Company, all of whom serve until they resign or are removed from such offices by the Board of Directors.


BERNARD H. FRANK (75): Chairman, Chief Executive Officer and Director. Mr. Frank was a founder of the Steel City Products business which SCPI's predecessor acquired in 1969; he has been associated with its business for approximately forty-nine years. He has been Chief Executive Officer of SCPI since January 1993 and was appointed its Chairman in March 1994. He was appointed Executive Vice President and Chief Operating Officer of Oakhurst in May 1994, and a director of Oakhurst in May 1995.


TERRANCE W. ALLAN (44): Executive Vice President and Director. Mr. Allan has been Executive Vice President of Steel City Products since 1987 and was appointed Executive Vice President of SCPI in January 1993.


MARK AUERBACH (58): Chief Financial Officer. Mr. Auerbach has been Chief Financial Officer since December 18, 1995, succeeding Mr. Maarten Hemsley who resigned from the position effective as of such date. Mr. Auerbach was also appointed Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer of Oakhurst on such date. Mr. Auerbach has been Senior Vice President and Chief Financial Officer since April 1993 of Central Lewmar, L.P., a fine paper merchant. From September 1992 until April 1993, he was a partner of Marron Capital, L.P., an investment banking company. From 1990 to 1992, he was President, Chief Executive Officer and Chairman of the Board of Implant Technology, Inc., a manufacturer of artificial hip systems. He is a director of Pharmaceutical Resources, Inc., a generic drug manufacturer, and Acorn Venture Capital Corporation. Mr. Auerbach is a certified public accountant, and was a director of SCPI from September 1993 until March 1994.

                                   PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         As a result of the merger transaction with Oakhurst in fiscal 1992 (see
Item 1, "Business - Formation of Oakhurst Company, Inc."), most of the
Company's value is vested in Oakhurst. As a result of the merger, the Company's stock price fell below the Nasdaq minimum bid price of $1.00 per share and on July 14, 1992 the Company's common stock was removed from listing by Nasdaq.

         No common stock dividends were paid by the Company during fiscal 1996 or 1995. Dividend payments are restricted by the covenants of the Company's line of credit.

         Through its ownership of the Company, primarily in the form of Series A Preferred Stock, Oakhurst controls the Company and receives substantially all of the benefit of the Company's operations through preferred stock dividends, which are required to be paid before any common stock dividends may be paid.
In fiscal 1995, the Board of Directors approved the declaration and payment of Series A Preferred Stock dividends of approximately $2.8 million.

         There were approximately 3,800 holders of record of SCPI's common stock on May 1, 1996.

ITEM 6.   SELECTED FINANCIAL INFORMATION

         The following table sets forth selected financial and other data of Steel City Products, Inc. and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, and with the Financial Statements and related Notes.

                                             FEBRUARY 29,  FEBRUARY 28,   FEBRUARY 26,   FEBRUARY 27,   FEBRUARY 29,
                                                1996(c)        1995           1994           1993           1992
                                             ------------  ------------   ------------   ------------   ------------
                                                        (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
OPERATING RESULTS:
Sales . . . . . . . . . . . . . . . . . . .   $   24,647    $   27,335    $    32,003     $   33,584      $   29,893
                                              ==========    ==========    ===========     ==========      ==========
(Loss) income from continuing operations
     before income taxes  . . . . . . . . .   $     (206)   $    1,260    $     1,024     $    1,236      $      351

Current income tax benefit (expense)  . . .          136           (87)           (87)          (148)            (44)
Deferred income tax expense . . . . . . . .       (1,500)         (339)          (317)          (370)           (104)

                                              ----------    ----------    -----------     ----------      ----------
(Loss) income from continuing operations  .       (1,570)          834            620            718             203

Income (loss) from
     discontinued operations (a)  . . . . .           43            90              -            (44)            130

Series A Preferred Stock Dividends
     ($2,765 and $786 declared in fiscal
     1995 and 1993, respectively)(b)  . . .       (1,016)       (1,019)        (1,135)        (1,983)              -
                                              ----------    ----------    -----------     ----------      ----------
Net (loss) income attributable
          to common stockholders  . . . . .   $   (2,543)   $      (95)   $      (515)    $   (1,309)     $      333
                                              ==========    ==========    ===========     ==========      ==========

PER SHARE AMOUNTS:
(Loss) income from continuing operations
     after preferred stock dividends  . . .   $    (0.80)   $    (0.06)   $     (0.18)    $    (0.44)     $     0.07
Income (loss) from discontinued operations          0.01          0.03              -          (0.02)           0.04
                                              ----------    ----------    -----------     ----------      ----------
Net (loss) income attributable
     to common stockholders   . . . . . . .   $    (0.79)   $    (0.03)   $     (0.18)    $    (0.46)     $     0.11
                                              ==========    ==========    ===========     ==========      ==========
BALANCE SHEET STATISTICS:
Total assets  . . . . . . . . . . . . . . .   $   14,897    $   19,040    $    17,506     $   14,754      $   14,623
Long-term obligations . . . . . . . . . . .   $    2,216    $    2,718    $     1,429     $    1,766      $    2,209
Series A Preferred Stock face value (b) . .   $   10,135    $   10,135    $    11,379     $   12,002      $        -

(a) In fiscal 1991, SCPI sold its Retail Division to RAC as discussed in Note 8 to the Financial Statements. SCPI remained contingently liable for most mortgage debt, and for many lease obligations of the Retail Division following the sale. RAC was forced into bankruptcy in March 1991. RAC's Reorganization Plan (the "RAC Plan") contained provision for releases in favor of SCPI together with an injunction against further actions by contingent creditors against SCPI. Accordingly, SCPI was released from further liability except for payment of the Creditor Notes as further described in Notes 5 and 8 of the Financial Statements.

(b) The Series A Preferred Stock has a dividend rate of $0.5228 per share and is redeemable at SCPI's option at $5.2282 per share plus any cumulative dividends in arrears. Through fiscal 1996, dividends of approximately $5.2 million have accumulated since the effective date of the merger; of this amount, approximately $2.8 million and $786,000 were declared by the Company's Board of Directors in fiscal 1995 and 1993, respectively, and approximately $1.6 million of undeclared dividends in arrears are outstanding as of February 29, 1996. In accordance with the merger, revaluations of the Company were completed as of February 26, 1994 and February 27, 1993 which resulted in reductions in the number of Series A Preferred shares outstanding. Revaluations as of February 28, 1995 and February 29, 1996, respectively, have not yet been completed. Management expects that the revaluation as of the end of February 29, 1996, when complete, will result in a further decrease in the valuation of SCPI, and that additional Series A Preferred shares outstanding may be canceled once such valuation is complete. See Note 2 to the Financial Statements.

(c) Results for fiscal 1996 include a non-cash deferred tax charge of $1.5 million relating to an increase in the Company's valuation allowance of its deferred tax asset (see Note 7 to the Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         SCPI is a special, limited purpose, majority-owned subsidiary of Oakhurst. SCPI is expected to concentrate on its historical line of business, while any future growth and expansion opportunities are expected to be pursued by one or more subsidiaries of Oakhurst. Through Oakhurst's ownership of SCPI, primarily in the form of preferred stock, Oakhurst retains substantially all the value of SCPI, and receives substantially all of the benefit of operations through dividends on the preferred stock. Oakhurst's ownership of SCPI is designed to facilitate the preservation and utilization of SCPI's and Oakhurst's net operating tax loss carryforwards which amount to approximately $149 million.

SIGNIFICANT EVENTS AND TRENDS

         SCPI's customers are continually affected by changes in the retail environment, including the recent competitive pressures facing regional mass merchandisers and the growing influence of automotive specialty chains. These have led to fluctuations in the level of business that SCPI enjoys with individual customers. In recent years, SCPI has lost some significant customers and has suffered reductions in business as certain customers have closed stores in the face of competition, have been forced into bankruptcy, or have reduced their automotive merchandise selection. Furthermore, some customers have changed their buying practices to acquire certain merchandise direct from manufacturers rather than through distributors such as SCPI.

         In fiscal 1993, SCPI's two then-largest customers filed for bankruptcy protection. Once of the customers closed all its stores in December 1993; the other, Jamesway Corporation ("Jamesway") reorganized and emerged from Chapter 11 in January 1995. Jamesway continued to be one of SCPI's largest customers until October 1995, when it again filed for protection under the U.S. Bankruptcy Code, and shortly thereafter closed all its stores. SCPI's results for fiscal 1996 include a write-off of approximately $150,000 in relation to the balances due from Jamesway. In the first seven months of fiscal 1996 through September 1995, when sales to Jamesway ended, SCPI's sales to this customer were approximately $4 million.

         In November 1995, Forest City Auto Parts, Inc. ("Forest City") informed SCPI of its decision to change its source of supply; sales to Forest City ceased in January 1996. In fiscal 1996, sales to Forest City were approximately $4.6 million.

         In its efforts to offset these trends, SCPI strengthened its sales team to help identify new customers and better serve existing customers, expanded its product offerings to certain customers and enlarged the territory that it serves. In fiscal 1996, SCPI began offering certain "hard parts" such as brake rotors, and in the first quarter of fiscal 1997, SCPI introduced a new merchandise category of non-food pet supplies. Although such pet supplies are not typical of SCPI's historical merchandise mix, management determined that the availability of existing customers which sell both pet supplies and automotive accessories, combined with SCPI's distribution expertise and infrastructure, offered an opportunity for increased sales.

         During fiscal 1996, SCPI added two new large customers (NHD and Ames) and other new customers, and in the first quarter of fiscal 1997 added another large customer (Rich's), and expanded sales to certain other customers. However, the level of sales to such customers is currently not sufficient to offset the loss of the Jamesway and Forest City business. Without further customer additions or significant increases in sales to existing customers, sales in fiscal 1997 are expected to be lower than in fiscal 1996. In anticipation of this reduction, management substantially reduced its inventory levels and eliminated certain operating and overhead expenses.

LIQUIDITY AND CAPITAL RESOURCES

FINANCING AND LINE OF CREDIT

         In addition to cash derived from operations, SCPI's liquidity and financing requirements are determined principally by the working capital needed to support its level of business, together with the need for capital expenditures and the cash required to repay its debt. SCPI also receives cash payments pursuant to two notes receivable from Oakhurst. SCPI's working capital needs fluctuate primarily by the amounts of inventory it carries which can change seasonally, the size and timeliness of payment of receivables from its customers to which from time to time SCPI grants extended payment terms for their seasonal inventory builds, and the amount of credit extended to SCPI by its suppliers. At February 29, 1996, SCPI's debt primarily consisted of a term loan secured by a mortgage on SCPI's real estate (the "Term Loan") of approximately $1.7 million, and the Creditor Notes (see below). The Term Loan was refinanced in March 1996 by the Fixed Asset Loan (see below).

         In recent years, SCPI's operations were more profitable than in fiscal 1996 and its cash flow was sufficient to fund working capital needs, to repay the scheduled principal reductions required by the Creditor Notes and Term Loan, and to pay dividends to, and make loans to, SCPI's parent, Oakhurst. In fiscal 1996, while there was a net loss from continuing operations of $1.6 million, most of this resulted from an adjustment of $1.5 million to the valuation allowance of the deferred tax asset, which had no cash impact, and SCPI realized a net decrease of approximately $1.2 million in its level of working capital as a result of lower levels of sales.

         In fiscal 1997, management expects sales to be lower than in fiscal 1996. As part of a strategic evaluation of the business, SCPI has reduced expenses so as to mitigate negative cash flow from operations while new customers and product lines are sought. There can be no assurance that SCPI can obtain a sufficient number of new customers or sufficient levels of new business to return it to profitability.

         At November 30, 1995 Oakhurst and SCPI did not meet certain covenants under Oakhurst's bank debt, which was cross-collateralized with the Term Loan, and in March 1996, Oakhurst obtained replacement financing from an institutional lender that provides a total facility for Oakhurst and its subsidiaries of $9.5 million, comprising a new SCPI term loan of $1.5 million (the "Fixed Asset Loan") and a maximum revolving credit facility of $8 million (the "Revolver") (collectively, the "Credit Facility"), and the amounts outstanding under the Term Loan and existing bank debt were repaid. The Credit Facility provides a significant increase in available financing.

         Like the Term Loan that it replaced, the Fixed Asset Loan is secured by SCPI's building in Pittsburgh, but provides a more beneficial amortization schedule of twenty-four monthly principal and interest payments of approximately $32,000, with the remaining principal balance due on April 1, 1998. The Fixed Asset Loan provides for prepayment without penalty, and contains a provision for the release of SCPI's building as collateral on the Credit Facility in the event of a refinancing of the Fixed Asset Loan, subject to a right of first refusal by the current lender to refinance the Fixed Asset Loan on the same terms as offered by a new lender.

         Borrowings under the Credit Facility bear interest at the higher of the Citibank N.A. base rate plus 1.5%, or $5,000 per month, and borrowings under the Revolver are subject to a borrowing base that is calculated according to defined levels of Oakhurst's subsidiaries' accounts receivable and inventories. The Credit Facility has an initial term of two years, with automatic renewal terms of one year each upon payment of a renewal fee of 0.5% thereof, unless earlier terminated as provided for in the agreement, and contains certain restrictive financial and non-financial covenants, including the maintenance of defined subsidiary and consolidated tangible net worth levels and consolidated current ratios, and limitations on common stock cash dividends. The Credit Facility is secured by the accounts receivable, inventories, and fixed assets of all of Oakhurst's subsidiaries.

         At February 29, 1996, SCPI held two promissory notes receivable from Oakhurst (see Note 3 to the financial statements) that were issued in connection with acquisitions by Oakhurst, with a remaining aggregate balance of approximately $1.5 million. These notes were rescheduled in March 1996 in accordance with an agreement between SCPI and Oakhurst. The rescheduling reflected the combination of the outstanding balances of the Oakhurst Notes into one new note (the "Oakhurst Note") that bears interest at the prime rate plus 1.5% and provides for eight quarterly installments of principal and interest of $96,000 each, with a balloon payment of approximately $1 million in April 1998. The Oakhurst Note allows for a rescheduling of the April 1998 balloon payment, should a refinancing of the Fixed Asset Loan occur prior to that time.

         The creditor notes that were issued by SCPI in connection with the bankruptcy of Retail Acquisition Corp., (the "Creditor Notes") (see Note 8 to the financial statements) are payable in six equal annual installments through July 1998, subject to a prepayment requirement whereby if defined cash flow exceeds $900,000, $1,000,000 and $1,100,000 in each of fiscal 1995, 1996 and
1997, respectively, holders of the Creditor Notes may tender for prepayment a portion thereof in the amount of the excess defined cash flow, but not to exceed approximately $400,000 per annum. SCPI did not meet such prepayment criteria in either of fiscal 1996 and fiscal 1995. The Creditor Notes have been discounted using an imputed interest rate of 7.5% and are included in the net obligation of the discontinued business segment.

         Management believes that the steps taken in response to the recent loss of significant customers and the reduced operating profits in fiscal 1996, combined with the greater availability of financing available to SCPI, will provide adequate funding for SCPI's working capital, capital expenditure and debt service requirements.

CAPITAL EXPENDITURES

         The Company has no outstanding commitments for significant capital expenditures.

TAX LOSS CARRYFORWARDS

         At February 29, 1996, SCPI and Oakhurst had net operating tax loss carryforwards (the "Tax Benefits") of approximately $149 million, which expire primarily in the years 2001 through 2005, and which shelter most of SCPI's income from federal income taxes. A change in control of SCPI or Oakhurst in any three-year period exceeding 50% may lead to the loss of the majority of the Tax Benefits. In order to reduce the likelihood of such a change of control occurring, SCPI's and Oakhurst's Certificates of Incorporation include restrictions on the registration of transfers of stock resulting in, or increasing, individual holdings exceeding 4.5% of each company's common stock.

         Since the regulations governing the Tax Benefits are highly complex and may be changed from time to time, and since SCPI's and Oakhurst's attempts to reduce the likelihood of a change of control occurring may not be successful, management is unable to determine the likelihood of the continued availability of the Tax Benefits. However, management believes that the Tax Benefits are currently available in full and intends to take all appropriate steps to help ensure that they remain available. Should the Tax Benefits become unavailable to SCPI or Oakhurst, most future income of SCPI and any consolidated affiliate would not be shielded from federal taxation, thus reducing funds otherwise available for corporate purposes (see Note 7 to the financial statements).

         In order to realize the net recorded tax benefit at February 29, 1996, SCPI is required to generate approximately $5.8 million of federal taxable income from operations and from tax planning strategies, including benefits from a sharing agreement with Oakhurst, before the expiration of the net operating tax loss carryforwards.

FORWARD LOOKING STATEMENTS

         From time to time the information provided by the Company or statements made by its employees may contain so-called "forward looking" information that involves risks and uncertainties. In particular, statements contained in Item 1 - "Business" and in this Item 7 - "Management's
Discussion and Analysis of Financial Condition and Results of Operations," which are not historical facts (including, but not limited to statements concerning anticipated sales, profit levels, customers and cash flows) are forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to the factors discussed above as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. Each of these factors and others are discussed from time to time in the Company's Securities and Exchange Commission filings.

RESULTS OF OPERATIONS

         Continuing operations include the results of SCPI's operating division, Steel City Products, a distributor of automotive parts and accessories based in Pittsburgh, Pennsylvania. In the current fiscal year, there was one additional day than in the prior fiscal year, but the effect of this on results of operations was not material.

Fiscal Year Ended February 29, 1996 Compared with Fiscal Year Ended February 28, 1995

         Compared with the prior year, sales decreased by 10%, or $2.7 million, with $2.2 million of the decrease occurring in the fourth quarter. Sales increases aggregating approximately $3 million resulted primarily from the addition of several new customers, together with higher sales to several customers. These sales increases were offset by decreases of $5.7 million, with a reduction in sales to Jamesway of approximately $490,000, following that customer's bankruptcy in October 1995, a reduction of $1.4 million in sales to Forest City, following that customer's decision during the third quarter to change its source of supply, together with other sales decreases attributable to SCPI's customers in the Northeast market and to certain other smaller customers, which resulted from intense competitive pressures on those customers and from reduced sales of spring product lines due to a rainy spring season. The remainder of the decrease resulted from lower sales to other customers that have downsized or eliminated their automotive departments, have filed bankruptcy, or that have changed their source of supply.

         Other income decreased by approximately $190,000 compared with the prior year period, in which SCPI recovered $175,000 that had been placed into escrow as a part of SCPI's predecessor's 1989 bankruptcy proceeding.

         Gross profit decreased by $938,000 compared with the prior year, due to the sales reduction and to lower gross margins, which resulted primarily from lower average prices charged to many of SCPI's customers.

         Operating, selling and administrative expenses decreased by $115,000; lower executive salaries, administrative and profit sharing expenses of approximately $340,000 were partially offset by trade name royalty fees, and higher corporate overhead expense.

         There was an increase in the provision for doubtful accounts of $415,000 when compared with the prior year. The provision was increased by $150,000 in connection with the balances due from Jamesway and by $265,000 to provide for the bankruptcies of several of SCPI's small customers that occurred during the current year, together with provisions for several other past due and disputed accounts.

         Interest expense reflected an increase over the prior year of $38,000, primarily resulting from interest in connection with the Term Loan. However, interest on the Term Loan is offset by interest earned on the Oakhurst Notes that is included in other income.

         Although there was a loss from continuing operations in the current fiscal year, compared with income in the prior year, income tax expense increased by $938,000 principally due to a charge to deferred tax expense of $1.5 million that resulted from an increase in the valuation allowance of the deferred tax asset.

Fiscal Year Ended February 28, 1995 Compared with Fiscal Year Ended February 26, 1994

         In fiscal 1995, SCPI suffered a decline in sales compared with fiscal 1994 of approximately $4.7 million, a decrease of 14.6%, as it was unable to fully replace the sales to a large customer that was liquidated in fiscal 1994 and as another of its larger customers closed stores and bought more products on a factory-direct basis as part of its restructuring strategy. Sales decreases attributable to these two customers were approximately $5.1 million; there was a net increase of $400,000 in sales to all other customers, following intensive efforts to replace the lost business.

         Other income increased by $408,000. Of the increase, $175,000 is attributable to the recovery by SCPI of amounts placed into escrow in prior years as a part of SCPI's predecessor's bankruptcy, with the remainder largely attributable to interest on the Oakhurst Notes.

         Gross profits decreased by $753,000 compared with the prior year as a direct result of the decrease in sales, combined with an addition to the LIFO reserve of $25,000 compared to a reduction in the reserve last year of $70,000.

         Operating, selling and administrative costs reflected an increase of 4.5% and, as a percentage of sales, increased from 14.5% to 17.7%. The increase is primarily attributable to increased sales expenses that were necessary to maintain the changing customer base and identify new customers.

         The provision for doubtful accounts decreased by $879,000 in fiscal 1995 compared with fiscal 1994, when SCPI incurred a significant provision for doubtful accounts that related to its two largest customers that filed for Chapter 11 bankruptcy protection in July 1993.

         Interest expense increased by $88,000 in fiscal 1995 compared with fiscal 1994. Of the increase, $133,000 attributable to interest on SCPI's Term Loan is offset by intercompany interest earned. After excluding this, interest expense decreased by $45,000, which was primarily due to reductions in the imputed interest on the Creditor Notes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . .  F-1

    Balance Sheets: February 29, 1996 and February 28, 1995  . . . . . . . . . . .  F-2

    Statements of Operations for the fiscal years ended
      February 29, 1996, February 28, 1995 and February 26, 1994 . . . . . . . . .  F-3

    Statements of Stockholders' Equity for the fiscal years ended
      February 29, 1996, February 28, 1995 and February 26, 1994   . . . . . . . .  F-4

    Statements of Cash Flows for the fiscal years ended
      February 29, 1996, February 28, 1995 and February 26, 1994   . . . . . . . .  F-5

    Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . .  F-6

    Supplementary Financial Data:

      Selected Quarterly Financial Data (unaudited) for the fiscal years ended
        February 29, 1996 and February 28, 1995  . . . . . . . . . . . . . . . . .  F-15

    Financial Statement Schedules for the fiscal years ended February 29, 1996,
      February 28, 1995 and February 26, 1994:

        Schedule II - Valuation and Qualifying Accounts  . . . . . . . . . . . . .  F-17



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

          NONE

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item regarding the Company's directors is included in its Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 1996 annual meeting of shareholders under the section captioned "Election of Directors" and is incorporated herein by reference thereto. Information regarding the Company's executive officers is set forth in Part I above, under the caption "Executive Officers of the Registrant" and is incorporated herein by reference thereto.


ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 1996 annual meeting of shareholders under the sections captioned "Directors' Compensation" and "Executive Compensation", and is incorporated herein by reference thereto.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 1996 annual meeting of shareholders under the section captioned "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference thereto.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 1996 annual meeting of shareholders under the section captioned "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation", and is incorporated herein by reference thereto.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K


(a)     Documents filed as a part of this report.

        1.  Financial Statements:

            Independent Auditors' Report

            Balance Sheets: February 29,1996 and February 28,1995

            Statements of Operations for the fiscal years ended
                February 29,1996, February 28,1995 and February 26, 1994

            Statements of Stockholders' Equity for the fiscal years ended
                February 29, 1996, February 28, 1995 and February 26, 1994

            Statements of Cash Flows for the fiscal years ended
                February 29, 1996, February 28, 1995 and February 26, 1994

            Notes to Financial Statements

            Supplementary Financial Data:

                Selected Quarterly Financial Data (unaudited) for the fiscal years ended February 29, 1996 and February 28, 1995

        2. The following Financial Statement Schedules for the fiscal years ended February 29, 1996, February 28, 1995 and February 26, 1994 are submitted herewith:

                 Schedule II - Valuation and Qualifying Accounts

                 All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

        3.  Exhibits.

Exhibit No.      Description

     2.1         Heck's, Inc. Second Amended Joint Plan of Reorganization and
                 Disclosure Statement (filed as Exhibits 2(a) and (b) to the
                 Company's Annual Report on Form 10-K for the fiscal year ended
                 February 25, 1989).

     2.2         Agreement and Plan of Merger dated as of May 20, 1991 (filed as
                 Appendix A to the Proxy Statement/Prospectus of Steel City
                 Products, Inc. and the Company the dated April 16, 1991).

     3.1 Restated Certificate of Incorporation (filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1993).

    3.2 By-laws of the Company as amended through May 17, 1993 (filed as Exhibit 3.2 to the Company's Annual Report of Form 10-K for the fiscal year ended February 26, 1994).

  *10.1          Employment Agreement with Bernard H. Frank dated as of
                 September 1, 1993 (filed as Exhibit 10.1 to the Company's
                 Annual Report of Form 10-K for the fiscal year ended February
                 26, 1994).

  *10.2          Employment Agreement with Terrance W. Allan dated as of
                 September 1, 1993 (filed as Exhibit 10.3 to the Company's
                 Annual Report of Form 10-K for the fiscal year ended February
                 26, 1994).

   10.3          Agreement dated June 11, 1991 with Prudential-Bache Special
                 Situations Fund (filed as Exhibit 10(q) to the Company's Annual
                 Report on Form 10-K for the fiscal year ended March 3, 1990).

  *10.4 Form of Option Agreement dated August 29, 1991 with directors and executive officers (filed as Exhibit 10(t) to the Company's
                 Annual report on Form 10-K for the fiscal year ended February
                 29, 1992).

   10.5          Credit Agreement by and between Steel City Products, Inc. and
                 Integra Bank Pittsburgh (filed as Exhibit 10.1 to the Company's
                 Quarterly Report on Form 10-Q for the period ended August 27,
                 1994).

   10.6          Mortgage and Security Agreement by and between Steel City
                 Products, Inc. and Integra Bank Pittsburgh (filed as Exhibit
                 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended August 27, 1994).

   10.7 Note Agreements with William T. Apgar, Liquidating Trustee for the Retail Acquisition Corp. Amended Plan of Reorganization,
                 (filed as Exhibit 10(w) the Company's Annual Report on Form
                 10-K for the fiscal year ended February 27, 1993).

   10.8          Letter agreement dated January 3, 1996 between SCPI and Integra
                 Bank Pittsburgh amending the Credit Agreement, dated August 1,
                 1994 between SCPI and Integra, (filed as exhibit #10.17 to Oakhurst's Registration Statement on Form S-1, file number
                 #333-00173, filed on January 12, 1996).

   10.9          Letter agreement dated January 3, 1996 between Oakhurst and
                 Integra Bank Pittsburgh amending the Credit Agreement, dated
                 August 1, 1994 between Oakhurst and Integra, (filed as exhibit
                 #10.16 to Oakhurst's Registration Statement on Form S-1, file number #333-00173, filed on January 12, 1996).

   10.10         Open-End Mortgage between Steel City Products, Inc. and FINOVA
                 Capital Corporation dated March 28, 1996 - filed herewith.

   10.11         Combined and Amended Promissory Note between Steel City
                 Products, Inc. and Oakhurst Company, Inc., dated March 28, 1996
                 - filed herewith.

   10.12         Trademark & Trade Name License Agreement between Oakhurst
                 Holdings, Inc. and Steel City Products, Inc., dated August 16,
                 1995 - filed herewith.

   10.13         Corporate Services Agreement between Steel City Products, Inc.
                 and Oakhurst Management Corporation dated June 1, 1995 - filed herewith.

   11 Statement re-computation of per-share earnings - filed herewith.

   27 Financial Data Schedule (EDGAR transmission only) - filed herewith.


- ---------------
*      Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K:

       No Reports on Form 8-K were filed during the last quarter of the fiscal year ended February 29, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       STEEL CITY PRODUCTS, INC.





Dated:  June 4, 1996                   By:   /s/   Bernard H. Frank
                                          --------------------------------------
                                               Bernard H. Frank
                                               Chairman of the Board
                                               Chief Executive Officer
                                               (principal executive
                                               officer), and Director
                                               (duly authorized officer)



         KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints each of Bernard H. Frank, Mark Auerbach, and Roger M. Barzun jointly and severally his true and lawful attorneys-in-fact and agent with full powers of substitution for him and in his name, place and stead in any and all capacities to sign on his behalf, individually and in each capacity stated below and to file any and all amendments to this Annual Report on Form 10-K with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes may lawfully do or cause to be done by virtue thereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURES                                         TITLES                                DATE
         ----------                                         ------                                ----
   /s/   Mark Auerbach                              Chief Financial Officer                   June 4, 1996
- -------------------------------------------         (principal financial officer and
Mark Auerbach                                          principal accounting officer)




   /s/   Terrance W. Allan                          Executive Vice President                  June 4, 1996
- -------------------------------------------         Director
Terrance W. Allan




   /s/   Robert M. Davies                           Director                                  June 4, 1996
- -------------------------------------------
Robert M. Davies




   /s/   Richard Randolph                           Director                                  June 4, 1996
- ------------------------------------------
Richard Randolph

INDEPENDENT AUDITORS'S REPORT

To the Board of Directors and Stockholders of Steel City Products, Inc.:


We have audited the accompanying balance sheets of Steel City Products, Inc. as of February 29, 1996 and February 28, 1995, and the related statements of operations, stockholders' equity, and cash flows for the years ended February 29, 1996, February 28, 1995, and February 26, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Steel City Products, Inc. as of February 29, 1996 and February 28, 1995, and the results of its operations and its cash flows for the years ended February 29, 1996, February 28, 1995 and February 26, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 7 to the financial statements, the Company changed its method of accounting for income taxes effective February 28, 1993 to conform with Statement of Financial Accounting Standards No. 109.

/s/ Deloitte & Touche LLP
- -------------------------------
Deloitte & Touche LLP

Pittsburgh, Pennsylvania
May 17, 1996


                                     -F1-

                          STEEL CITY PRODUCTS, INC.
                                BALANCE SHEETS
               (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                    ASSETS                                         FEBRUARY 29,     FEBRUARY 28,
                                                                                      1996             1995
                                                                                  -------------    -------------
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .  $           3    $          29
   Trade accounts receivable, less allowance of $419 and $194, respectively  . .          2,512            4,030
   Advances to Oakhurst Company, Inc . . . . . . . . . . . . . . . . . . . . . .          2,051            1,066
   Notes receivable - Oakhurst Company, Inc  . . . . . . . . . . . . . . . . . .            249              675
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,493            6,371
   Deferred tax asset  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             75              348
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            287              162
                                                                                  -------------    -------------
              Total current assets . . . . . . . . . . . . . . . . . . . . . . .          9,670           12,681
                                                                                  -------------    -------------
Property and equipment, at cost  . . . . . . . . . . . . . . . . . . . . . . . .          1,998            2,096
   Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . .           (752)            (807)
                                                                                  -------------    -------------
                                                                                          1,246            1,289
                                                                                  -------------    -------------
Deferred tax asset, less valuation allowance
   of $48,300 and $46,800, respectively  . . . . . . . . . . . . . . . . . . . .          2,018            3,267
Notes receivable - Oakhurst Company, Inc., long-term portion   . . . . . . . . .          1,282            1,531
Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            315              272
                                                                                  -------------    -------------
                                                                                          3,615            5,070
                                                                                  -------------    -------------
                                                                                  $      14,531    $      19,040
                                                                                  =============    =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       3,650    $       5,677
   Accrued compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            272              550
   Current maturities of long-term obligations . . . . . . . . . . . . . . . . .            260              591
   Net obligation of discontinued business segment-current portion . . . . . . .            465              505
   Due to affiliate  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             97                -
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            175               76
                                                                                  -------------    -------------
              Total current liabilities  . . . . . . . . . . . . . . . . . . . .          4,919            7,399
                                                                                  -------------    -------------
Long-term obligations:
   Net obligation of discontinued business segment . . . . . . . . . . . . . . .            678              985
   Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,428            1,660
   Other long-term obligations . . . . . . . . . . . . . . . . . . . . . . . . .            110               73
                                                                                  -------------    -------------
                                                                                          2,216            2,718
                                                                                  -------------    -------------
Commitments and contingencies  . . . . . . . . . . . . . . . . . . . . . . . . .

Stockholders' equity:
   Preferred stock, par value $0.01 per share; authorized
      5,000,000 shares, issued 1,938,526 shares;
      liquidation preference $10,135 . . . . . . . . . . . . . . . . . . . . . .             19               19
   Common stock, par value $0.01 per share; authorized
      5,000,000 shares; issued 3,238,061 shares  . . . . . . . . . . . . . . . .             32               32
   Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . .         43,824           43,824
   Deficit (Reorganized on August 26, 1989)  . . . . . . . . . . . . . . . . . .        (36,478)         (34,951)
   Treasury stock, at cost, 207 common shares  . . . . . . . . . . . . . . . . .             (1)              (1)
                                                                                  -------------    -------------
              Total stockholders' equity   . . . . . . . . . . . . . . . . . . .          7,396            8,923
                                                                                  -------------    -------------
                                                                                  $      14,531    $      19,040
                                                                                  =============    =============

  The accompanying notes are an integral part of these financial statements.




                                     -F2-

                          STEEL CITY PRODUCTS, INC.
                          STATEMENTS OF OPERATIONS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          FISCAL             FISCAL             FISCAL
                                                                        YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                                       FEBRUARY 29,       FEBRUARY 28,       FEBRUARY 26,
                                                                           1996               1995               1994
                                                                    ----------------    ---------------     --------------
    Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $         24,647    $        27,335     $       32,003
    Other income  . . . . . . . . . . . . . . . . . . . . . . . .                588                778                370
                                                                    ----------------    ---------------     --------------
                                                                              25,235             28,113             32,373
                                                                    ----------------    ---------------     --------------
    Cost of goods sold, including occupancy and
       buying expenses  . . . . . . . . . . . . . . . . . . . . .             20,024             21,774             25,689
    Operating, selling and administrative expenses  . . . . . . .              4,720              4,835              4,625
    Provision for doubtful accounts . . . . . . . . . . . . . . .                415                  -                879
    Interest expense  . . . . . . . . . . . . . . . . . . . . . .                282                244                156
                                                                    ----------------    ---------------     --------------
                                                                              25,441             26,853             31,349
                                                                    ----------------    ---------------     --------------
    (Loss) income from continuing operations
       before income taxes  . . . . . . . . . . . . . . . . . . .               (206)             1,260              1,024
                                                                    ----------------    ---------------     --------------
    Current income tax benefit (expense)  . . . . . . . . . . . .                136                (87)               (87)
    Deferred income tax expense . . . . . . . . . . . . . . . . .             (1,500)              (339)              (317)
                                                                    ----------------    ---------------     --------------
                                                                              (1,364)              (426)              (404)
                                                                    ----------------    ---------------     --------------
    (Loss) income from continuing operations  . . . . . . . . . .             (1,570)               834                620

    Discontinued operations:
       Income on disposal, less income tax expense of $22
           and $46 in fiscal 1996 and 1995, respectively  . . . .                 43                 90                  -
                                                                    ----------------    ---------------     --------------
    Net (loss) income . . . . . . . . . . . . . . . . . . . . . .             (1,527)               924                620

    Effect of Series A Preferred Stock dividends
       ($2,765 declared in fiscal 1995)   . . . . . . . . . . . .             (1,016)            (1,019)            (1,135)
                                                                    ----------------    ---------------     --------------
    Net loss attributable to common stockholders  . . . . . . . .   $         (2,543)   $           (95)    $         (515)
                                                                    ================    ===============     ==============
    Per share amounts:
       Net loss from continuing operations
           after preferred stock dividends  . . . . . . . . . . .   $          (0.80)   $         (0.06)    $        (0.18)
       Income from discontinued operations  . . . . . . . . . . .               0.01               0.03                  -
                                                                    ----------------    ---------------     --------------
       Net loss attributable to common
           stockholders after preferred stock dividends   . . . .   $          (0.79)   $         (0.03)    $        (0.18)
                                                                    ================    ===============     ==============
    Weighted average number of shares outstanding
       used in computing per share amounts  . . . . . . . . . . .          3,238,061          3,028,725          2,869,653
                                                                    ================    ===============     ==============

     The accompanying notes are an integral part of these financial statements.




                                     -F3-

                          STEEL CITY PRODUCTS, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY
                        (DOLLAR AMOUNTS IN THOUSANDS)





                                                                             ADDITIONAL     RETAINED
                                                   PREFERRED   COMMON         PAID-IN       EARNINGS     TREASURY
                                                     STOCK      STOCK         CAPITAL       (DEFICIT)      STOCK       TOTALS
                                                   --------    --------      ----------    -----------    -------    -----------
BALANCE AT FEBRUARY 27, 1993  . . . . . . . . . .  $     23    $     29      $   39,473    $   (33,730)   $    (1)   $     5,794

Cumulative effect of the adoption of SFAS 109
    resulting in a net deferred tax asset . . . .                                 1,500                                    1,500
Net income  . . . . . . . . . . . . . . . . . . .                                                  620                       620
Oakhurst Company, Inc. Preferred stock
    cancellation pursuant to the merger
    agreement (see Note 2)  . . . . . . . . . . .        (1)                          1                                        -
Deferred tax benefit resulting
    from a reduction in the valuation
    allowance of the deferred tax asset . . . . .                                 2,817                                    2,817
                                                   --------    --------      ----------    -----------    -------    -----------
BALANCE AT FEBRUARY 26, 1994  . . . . . . . . . .        22          29          43,791        (33,110)        (1)        10,731

Net income  . . . . . . . . . . . . . . . . . . .                                                  924                       924
Oakhurst Company, Inc. Preferred stock
    cancellation pursuant to the merger
    agreement (see Note 2)  . . . . . . . . . . .        (3)                          3                                        -
Exercise of warrants  . . . . . . . . . . . . . .                     3              30                                       33
Additional common shares issued to
    Oakhurst Company, Inc. resulting
    from the exercise of warrants . . . . . . . .                     *                                                        *
Series A Preferred Stock dividend
    paid to Oakhurst Company, Inc . . . . . . . .                                               (2,765)                   (2,765)
                                                   --------    --------      ----------    -----------    -------    -----------
BALANCE AT FEBRUARY 28, 1995  . . . . . . . . . .        19          32          43,824        (34,951)        (1)         8,923

Net loss  . . . . . . . . . . . . . . . . . . . .                                               (1,527)                   (1,527)
                                                   --------    --------      ----------    -----------    -------    -----------
BALANCE AT FEBRUARY 29, 1996  . . . . . . . . . .  $     19    $     32      $   43,824    $   (36,478)   $    (1)   $     7,396
                                                   ========    ========      ==========    ===========    =======    ===========


       * Rounds to less than $1,000





   The accompanying notes are an integral part of these financial statements.




                                     -F4-

                           STEEL CITY PRODUCTS, INC.
                           STATEMENTS OF CASH FLOWS
                        (DOLLAR AMOUNTS IN THOUSANDS)

                                                                            FISCAL            FISCAL            FISCAL
                                                                          YEAR ENDED        YEAR ENDED        YEAR ENDED
                                                                          FEBRUARY 29,     February 28,       February 26,
                                                                             1996              1995               1994
                                                                        -------------      -----------      ---------------
  Cash flows from operating activities:
     (Loss) income from continuing operations   . . . . . . . . . . .  $       (1,570)    $       834      $           620
     Adjustments to reconcile (loss) income from continuing
         operations to net cash provided by operating activities:
              Depreciation and amortization . . . . . . . . . . . . .             194             186                  139
              Loss on retirement of property and equipment  . . . . .              26               -                    -
              Deferred tax expense  . . . . . . . . . . . . . . . . .           1,522             385                  317
              Undistributed earnings of investment in affiliate . . .             (80)              -                    -
     Other changes in operating assets and liabilities:
              Accounts receivable . . . . . . . . . . . . . . . . . .           1,518            (460)               1,120
              Inventories . . . . . . . . . . . . . . . . . . . . . .           1,878            (406)                 852
              Accounts payable  . . . . . . . . . . . . . . . . . . .          (2,027)          1,122               (1,777)
              Other . . . . . . . . . . . . . . . . . . . . . . . . .            (175)            277                  (82)
                                                                        -------------     -----------      ---------------
  Net cash provided by (used in) operating activities of:
     Continuing operations  . . . . . . . . . . . . . . . . . . . . .           1,286           1,938                1,189
     Discontinued operations  . . . . . . . . . . . . . . . . . . . .            (304)           (161)                (295)
                                                                        -------------     -----------      ---------------
  Net cash provided by operating activities . . . . . . . . . . . . .             982           1,777                  894
                                                                        -------------     -----------      ---------------

  Cash flows from investing activities:
     Advances to Oakhurst Company, Inc. . . . . . . . . . . . . . . .            (985)            (67)                (266)
     Issuance of note receivable - Oakhurst Company, Inc. . . . . . .               -          (1,450)              (1,250)
     Collection of note receivable - Oakhurst Company, Inc. . . . . .             675             494                    -
     Additions to property and equipment  . . . . . . . . . . . . . .             (96)           (330)                 (35)
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -             (17)                 (21)
                                                                        -------------     -----------      ---------------
  Net cash used in investing activities . . . . . . . . . . . . . . .            (406)         (1,973)              (1,572)
                                                                        -------------     -----------      ---------------
  Cash flows from financing activities:
     Proceeds from long-term borrowings   . . . . . . . . . . . . . .               -           2,560                    -
     Principal payments on long-term obligations  . . . . . . . . . .            (602)           (378)                 (58)
     Series A Preferred Stock dividends paid to
        Oakhurst Company, Inc . . . . . . . . . . . . . . . . . . . .               -          (2,765)                   -
     Exercise of warrants . . . . . . . . . . . . . . . . . . . . . .               -              33                    -
                                                                        -------------     -----------      ---------------
  Net cash used in financing activities . . . . . . . . . . . . . . .            (602)           (550)                 (58)
                                                                        -------------     -----------      ---------------
  Net decrease in cash and cash equivalents . . . . . . . . . . . . .             (26)           (746)                (736)
  Cash and cash equivalents at beginning of period  . . . . . . . . .              29             775                1,511
                                                                        -------------     -----------      ---------------
   Cash and cash equivalents at end of period . . . . . . . . . . . .   $           3     $        29      $           775
                                                                        =============     ===========      ===============

  Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest  . . . . . . . . . . . . . . . . . . . . . . . . . .   $         282     $       253      $           154
                                                                        =============     ===========      ===============
        Income taxes, net of refunds  . . . . . . . . . . . . . . . .   $         (93)    $         -      $           205
                                                                        =============     ===========      ===============

  Supplemental schedule of non-cash financing activities:
        Capital lease obligations incurred for new equipment . . . .   $          79     $          -      $             -
                                                                        =============     ===========      ===============


   The accompanying notes are an integral part of these financial statements.




                                     -F5-

                           STEEL CITY PRODUCTS, INC.
                         NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES


  Business Activities:

         Steel City Products, Inc. ("SCPI" or "the Company") is a wholesale distributor, operating under the trade name Steel City Products, selling primarily to discount retail chains and other segments of the mass market, hardware, drug and grocery retail industries and to automotive specialty stores, based primarily in the Northeastern United States. SCPI is a majority-owned subsidiary of Oakhurst Company, Inc., ("Oakhurst") (formerly Oakhurst Capital, Inc.) (see Note 2).


  Use of Estimates:

         The financial statements have been prepared in conformity with generally accepted accounting principals, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


   Fiscal Year:

         The Company's fiscal year ends on the last day of February. Previous to fiscal 1995, the Company's fiscal year end was the Saturday closest to the end of February. The effect of the change on the consolidated financial statements was not material.


   Cash and Cash Equivalents:

         For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.


   Inventories:

         Inventories are stated at the lower of cost or market. Cost is determined by the last in, first out method (LIFO). Had all of the inventories been valued using the first-in, first-out (FIFO) method, inventories would have been approximately $388,000 and $437,000 higher than reported at February 29, 1996 and February 28, 1995, respectively.


   Property and Equipment:

         Depreciation and amortization are computed using the straight-line method. Estimated useful lives used for computing depreciation and amortization are: buildings, 15-40 years; building improvements, 5-20 years; and office furniture and equipment, 3-10 years. Depreciation expense was approximately $190,000, $185,000 and $140,000 in fiscal 1996, 1995 and 1994, respectively.





                                      -F6-

   Other Assets:

         Other assets include goodwill associated with the acquisition in 1969 of Steel City Products, which is being amortized over a 40 year period. The unamortized values at February 29, 1996 and February 28, 1995 are approximately $167,000 and $173,000, respectively.

         SCPI assesses whether its excess of costs over net assets acquired is impaired at each balance sheet date based upon an evaluation of undiscounted projected cash flow through the remaining amortization period. If an impairment is determined, the amount of such impairment is calculated based upon the estimated fair value of the asset.

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Management believes that the adoption of SFAS No. 121 in fiscal 1997 will not have a material impact on the Company's carrying value of such assets.


   Revenue Recognition:

         Revenues are recognized at the time products are shipped.


   Federal Income Taxes:

         SCPI accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The standard requires an asset and liability approach to accounting for income taxes. Deferred tax liabilities and assets are recognized for the future tax consequences of events that have already been recognized in the financial statements or tax returns. Net deferred tax assets are recognized to the extent that realization of such benefits is more likely than not. Changes in enacted tax rates or laws may result in adjustments to the recorded deferred tax assets or liabilities in the period that the tax law is enacted (see Note 7).

         SCPI is included in the consolidated federal income tax return of Oakhurst. For financial reporting purposes, income taxes are calculated on a stand alone basis.


   Computation of Per Share Amounts:

         Income per share amounts attributable to common stockholders are computed on the basis of the weighted average number of outstanding common shares and common stock equivalents determined by applying the treasury stock method to stock options and warrants outstanding. Loss per share amounts do not include common stock equivalents since that would reduce the net loss per share.


2.  CORPORATE REORGANIZATION

         In accordance with a merger transaction in July 1991, SCPI issued to Oakhurst shares of its common stock and Series A Preferred Stock so that the aggregate fair market value of such stock owned by Oakhurst totaled approximately 90% of the aggregate fair market value of SCPI. Accordingly, Oakhurst controls approximately 90% of the outstanding voting power of SCPI and receives substantially all of the benefit of operations through dividends on the preferred stock.

         Under the merger transaction, SCPI is required for a period of five years following the merger to issue to Oakhurst (or cancel) such number of shares of Series A Preferred Stock and/or common stock as shall be





                                      -F7-
necessary, in accordance with periodic determinations, to maintain Oakhurst's aggregate stock ownership of SCPI at 90%. In accordance with a revaluation of the Company as of February 26, 1994, the Series A Preferred shares outstanding were reduced to 1,938,526 to reflect a decrease in the valuation to $10.1 million; such decrease was primarily attributable to the abandonment of a proposed Oakhurst financing transaction. Revaluations of the Company as of February 28, 1995 and February 29, 1996, respectively, have not yet been completed. Management expects that the revaluation as of the end of February 29, 1996, when complete, will result in a further decrease in the valuation of the Company because of changes in the business climate that occurred during fiscal 1996. Accordingly, additional Series A Preferred shares outstanding may be cancelled once such valuation is complete.

         The Series A Preferred Stock carries a dividend rate of $0.5228 per share and has a redemption price and liquidation preference of $5.2282 per share plus any accumulated dividends in arrears. Through February 29, 1996, dividends of approximately $5.2 million have accumulated since the effective date of the merger; of this amount, approximately $3.6 million has been declared by SCPI's Board of Directors and paid through fiscal 1995. Approximately $1.6 million of undeclared dividends in arrears was outstanding as of February 29, 1996.


3.  NOTES RECEIVABLE AND DIVIDENDS PAID - OAKHURST COMPANY, INC.

         Prior to the year ended February 28, 1995, SCPI advanced to Oakhurst $1,250,000 evidenced by a promissory note to facilitate an acquisition by Oakhurst of all the capital stock of H&H Distributors, d/b/a Harry Survis ("H&H") and in August 1994, further advanced Oakhurst $1,450,000 evidenced by a second promissory note (collectively, the "Oakhurst Notes") in connection with Oakhurst's acquisition of Dowling's Fleet Service, Co., Inc. ("Dowling's").
The Series A Preferred stock dividends outstanding as of August 1, 1994 were declared by SCPI's Board of Directors and were paid to Oakhurst.

         The Oakhurst Notes bear interest at 9.25% and were repayable quarterly through 1998. In consideration for SCPI's agreement to the acceleration of the maturity of the Term Loan (see Note 5), Oakhurst agreed in January 1996 to accelerate the maturity dates of the Oakhurst Notes to July 31, 1996, or until such time that a refinancing of the Term Loan occurred, when the agreement allowed a similar rescheduling of the Oakhurst Notes with essentially like terms as the refinanced Term Loan. The Term Loan was refinanced on March 28, 1996 by the Fixed Asset Loan, and accordingly, the Oakhurst Notes were rescheduled on such date, and have been presented in SCPI's balance sheet for the year ended February 29, 1996 reflecting the terms of such rescheduling.

         The rescheduling of the Oakhurst Notes reflected the combination of the outstanding balances of the Oakhurst Notes into one new note (the "Oakhurst Note") that bears interest at the prime rate plus 1.5% and provides for eight quarterly principal and interest installments of $96,000, with a balloon payment of approximately $1 million in April 1998. The Oakhurst Note allows for a rescheduling of the April 1998 balloon payment, should a similar refinancing of the Fixed Asset Loan occur prior to that time, using essentially like terms as any such refinancing. The Oakhurst Note is secured by the capital stock of H&H and Dowling's.

         SCPI participates in a cash concentration system together with all the subsidiaries of Oakhurst. Available cash that has been transferred to Oakhurst has been reflected as an addition to the advances to Oakhurst.





                                      -F8-

4.  PROPERTY AND EQUIPMENT

         Property and equipment are summarized as follows (in thousands):

                                                                     FEBRUARY 29,     FEBRUARY 28,
                                                                         1996             1995
                                                                    --------------    ------------
             Land   . . . . . . . . . . . . . . . . . . . . . .         $  170           $  170
             Buildings  . . . . . . . . . . . . . . . . . . . .            830              830
             Building improvements  . . . . . . . . . . . . . .            370              291
             Office furniture and equipment   . . . . . . . . .            628              805
                                                                        ------           ------
                                                                         1,998            2,096
             Less accumulated depreciation  . . . . . . . . . .           (752)            (807)
                                                                        ------           ------
                                                                        $1,246           $1,289
                                                                        ======           ======

5.  LONG-TERM OBLIGATIONS AND OAKHURST LINE OF CREDIT

         Long-term obligations consist of the following (in thousands):

                                                                                   FEBRUARY 29,  FEBRUARY 28,
                                                                                        1996        1995
                                                                                  --------------  -----------
   Term loan, due monthly through
         July 1996 (refinanced in March 1996; see below)  . . . . . . . . . .          $1,663        $2,245
   Capital lease obligations for computer and warehouse equipment,
         due monthly through August 2001  . . . . . . . . . . . . . . . . . .              62            --
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              73            79
                                                                                       ------         -----
                                                                                        1,798         2,324
   Less current portion . . . . . . . . . . . . . . . . . . . . . . . . . . .             260           591
                                                                                       ------        ------
                                                                                       $1,538        $1,733
                                                                                       ======        ======

         In August 1994, SCPI obtained a four year term loan in the amount of $2,560,000 (the "Term Loan"), issued in connection with an acquisition by Oakhurst. The Term Loan was secured by a mortgage on SCPI's real estate, guaranteed by Oakhurst and its subsidiaries, and was supported by a pledge of the capital stock of Oakhurst's subsidiaries. The Term Loan provided for monthly repayments beginning in September 1994 and interest at a fixed rate of 9.25%.

         In August 1994, Oakhurst entered into a two year revolving credit agreement (the "Oakhurst Credit Agreement") that, until its amendment, carried a floating interest rate of prime plus 1% and provided for maximum borrowings of $3 million. The Oakhurst Credit Agreement allowed Oakhurst to make advances to its subsidiaries, including SCPI. The Term Loan and the Oakhurst Credit Agreement were cross-collateralized, and contained various financial covenants.

         The Oakhurst Credit Agreement was amended during the third quarter of the fiscal year ending February 29, 1996 to reflect an acquisition by Oakhurst that occurred in the latter part of the previous year. The amendment to the Oakhurst Credit Agreement provided for an increase in maximum borrowings to $4 million and eliminated all of the financial covenants, except for certain amended subsidiary and consolidated net worth requirements. The Term Loan was also amended to reflect such revised covenants. The amended Oakhurst Credit Agreement provided for interest at prime plus 1.5%, and was secured by the accounts receivable, inventory and capital stock of Oakhurst's subsidiaries, including SCPI.

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





                                      -F9-

         On March 28, 1996, Oakhurst obtained replacement financing from an institutional lender that provides for a total facility for Oakhurst and its subsidiaries of $9.5 million, comprising a new SCPI term loan of $1.5 million (the "Fixed Asset Loan") and a maximum revolving credit facility of $8 million (the "Revolver") (collectively, the "Credit Facility"), and the amounts outstanding under the Term Loan and Oakhurst Credit Agreement were repaid. Accordingly, the Term Loan has been presented at February 29, 1996 reflecting the terms of the March 1996 refinancing.

         Borrowings under the Credit Facility bear interest at the higher of the Citibank N.A. base rate plus 1.5%, or $5,000 per month, and borrowings under the Revolver are subject to a borrowing base that is calculated according to defined levels of Oakhurst's subsidiaries' accounts receivable and inventories. The Credit Facility has an initial term of two years, with automatic renewal terms of one year each upon payment of a renewal fee of 0.5% thereof, unless earlier terminated as provided for in the agreement, and contains restrictive financial covenants, including among other things, the maintenance of defined subsidiary and consolidated tangible net worth levels and consolidated current ratio, and limitations on annual cash dividends.

         The Credit Facility is secured by the accounts receivable, inventories, and fixed assets of Oakhurst and its subsidiaries, including SCPI, contains certain Revolver prepayment penalties, and provides for the payment of loan management fees, unused Revolver facility fees and examination fees.

         The Fixed Asset Loan provides for twenty-four monthly principal and interest payments based on a five year amortization schedule, with the remaining principal balance due on April 1, 1998. The Fixed Asset Loan provides for prepayment without penalty, and contains a provision for the release of SCPI's building as collateral on the Credit Facility in the event of a refinancing of the Fixed Asset Loan, subject to a right of first refusal by the current lender to refinance the Fixed Asset Loan on the same terms as offered by a new lender.

         Long-term obligations, including the present value of the Creditor Notes (see Note 8), mature during each fiscal year as follows (in thousands):

                              LONG-TERM     CREDITOR
         FISCAL              OBLIGATIONS      NOTES        TOTAL
         ------              -----------    --------      ------
         1997 . . . . . .      $  386        $  646
         1998 . . . . . .         329           626
         1999 . . . . . .         349         1,528
         2000 . . . . . .          --            19
         2001 . . . . . .          --            12
         Thereafter . . .          --            31
                               ------        ------       ------
                               $1,798        $1,064       $2,862
                               ======        ======       ======


6.   FINANCIAL INSTRUMENTS

         Financial instruments at February 29, 1996 consists of the following (in thousands):

                                             CARRYING           FAIR
                                              VALUE             VALUE
                                            ----------         -------
            Cash  . . . . . . . . . .        $    3            $    3
            Oakhurst Notes  . . . . .        $1,531            $1,531
            Creditor Notes  . . . . .        $1,064            $1,046
            Term Loan   . . . . . . .        $1,663            $1,663

         The fair values of the instruments were based upon the rate available to the Company for instruments of the same maturities. The Creditor Notes, which are non-interest bearing, were discounted using a current market rate of 11.75% to determine current fair value.





                                     -F10-

7.   INCOME TAXES AND DEFERRED TAX ASSET

         As of February 29, 1996, SCPI and Oakhurst had, for tax reporting purposes, net operating tax loss carryforwards of approximately $149 million which expire principally in the years 2001 through 2005. Under SFAS No. 109, SCPI is required to recognize currently the estimated realizable value of the future benefit of its net operating tax loss carryforwards along with other tax benefits. The initial adoption of SFAS No. 109, effective February 28, 1993, resulted in the recognition of a deferred tax asset $1.5 million, net of a valuation allowance of $49.5 million, with a corresponding increase of $1.5 million in additional paid-in capital. The accounting treatment to increase paid-in capital results from SCPI's quasi-reorganization accounting in 1990. Any subsequent utilization of the net operating tax loss carryforwards is accounted for as a reduction in the deferred tax asset.

         Fluctuations in market conditions and trends warrant periodic management reviews of the recorded valuation allowance to determine if an increase or decrease in such allowance would be appropriate. Accordingly, management re-evaluated the allowance as of February 26, 1994 in light of SCPI's earnings trends and the then current market conditions, and determined that a reduction in the valuation allowance of approximately $2.8 million was appropriate. During the year ended February 29, 1996, SCPI experienced significant changes in its customer base. As a result, management undertook an extensive review and strategic evaluation of SCPI's operations to determine the impact of this lost business on SCPI's future levels of revenues and profits, and to evaluate future customer and product opportunities.

         These efforts, combined with management's consideration of current trends and historical operations, led management to conclude that the current impact of these events warranted an increase of $1.5 million in the deferred tax asset valuation allowance, with a corresponding charge to deferred tax expense. If future profit levels exceed current expectations, and economic or business changes warrant upward revisions in the estimate of the realizable value of net operating tax loss carryforwards, the consequent reduction in the valuation allowance would result in a corresponding deferred tax benefit in future results of operations to the extent of the charge of $1.5 million to deferred tax expense for the fiscal year ended February 29, 1996, and any benefit in excess of such charge would be reflected as an addition to paid-in capital.

         In order to realize the net recorded tax benefit at February 29, 1996, SCPI is required to generate approximately $5.8 million of federal taxable income from operations and from tax planning strategies, including benefits from a sharing agreement with Oakhurst, before the expiration of the net operating tax loss carryforwards.

         The deferred tax effects of temporary differences are not significant, and current income taxes payable represent state income taxes.

         Income tax expense consists of the following (in thousands):

                                                         FISCAL           FISCAL           FISCAL
                                                       YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                      FEBRUARY 29,     FEBRUARY 28,     FEBRUARY 26,
                                                          1996             1995             1994
                                                      ------------     ------------     ------------
        Current tax (benefit) expense . . . . . . .     $ (136)            $426             $404
        Current tax benefit from utilization of
          net operating tax loss carryforwards  . .         --             (339)            (317)
                                                        ------             ----             ----
                                                          (136)              87               87
        Increase in valuation allowance
          of the deferred tax asset   . . . . . . .      1,500               --               --
        Deferred tax expense  . . . . . . . . . . .         --              339              317
                                                        ------             ----             ----
        Income tax expense  . . . . . . . . . . . .     $1,364             $426             $404
                                                        ======             ====             ====

         During the year ended February 29, 1996, SCPI settled a dispute over a tax refund claimed from the state of Kentucky by SCPI's predecessor, and accordingly, recorded a refund of approximately $142,000, of





                                     -F11-
which approximately $35,000 consisted of interest.

         The income tax provision differs from the amount using the statutory federal income tax rate of 34% applied to income or loss from continuing operations for the following reasons (in thousands):

                                                                 FISCAL           FISCAL           FISCAL
                                                               YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                              FEBRUARY 29,      FEBRUARY 28,     FEBRUARY 26,
                                                                   1996            1995             1994
                                                             -------------     ------------      -----------
         Tax (benefit) expense based on the
           U.S. federal statutory rate  . . . . . . . .          $  (70)           $429               $348
         State income tax (benefit) expense,
           net of refunds and federal benefit . . . . .             (90)             58                 56
         Undistributed investment income  . . . . . . .             (27)             --                 --
         Increase in deferred tax asset
           valuation allowance  . . . . . . . . . . . .           1,500              --                 --
         Non-deductible costs . . . . . . . . . . . . .              51              --                 --
         Non-taxable escrow refund  . . . . . . . . . .              --             (61)                --
                                                                 ------            ----               ----
              Income tax expense  . . . . . . . . . . .          $1,364            $426               $404
                                                                 ======            ====               ====

         The availability of the net operating tax loss carryforwards may be adversely affected by future ownership changes of SCPI or Oakhurst; at this time, such changes cannot be predicted. SCPI's and Oakhurst's estimated operating tax loss carryforwards at February 29, 1996 expire as follows (in thousands):


                         2001  . . . . . .   $ 12,000
                         2002  . . . . . .     52,000
                         2003  . . . . . .     22,000
                         2004  . . . . . .     49,000
                         2005  . . . . . .     13,000
                         2010  . . . . . .      1,000
                                             --------
                                             $149,000
                                             ========

8.  DISCONTINUED OPERATIONS

        SCPI disposed of its former Retail Division to an unrelated company, Retail Acquisition Corp. ("RAC") in September 1990 when RAC acquired substantially all the assets of the former division and assumed substantially all of its liabilities. SCPI remained contingently liable for certain of these liabilities. In early 1991, SCPI received notices of default in respect of the leased properties that SCPI had transferred to RAC. In March 1991, RAC was forced into bankruptcy by a group of creditors which included SCPI. Pursuant to RAC's bankruptcy reorganization plan (the "RAC Plan"), which became effective in September 1992, SCPI participated in a global settlement pursuant to which SCPI issued $2.5 million of non-interest bearing notes (the "Creditor Notes") solely for the benefit of contingent creditors. In return, SCPI and Oakhurst were relieved of any further obligations to contingent creditors, except for payment on the Creditor Notes.

        The Creditor Notes, which are non-interest bearing, are payable in equal annual installments through July 1998, subject to a prepayment provision whereby if defined cash flow exceeds $900,000, $1,000,000 and $1,100,000 in fiscal 1995, 1996 and 1997, respectively, holders of Creditor Notes may tender for prepayment a portion thereof in the amount of the defined excess cash flow, but not to exceed approximately $400,000 per annum. In fiscal 1995 and in fiscal 1996, SCPI did not meet the defined criteria for such prepayment. The Creditor Notes have been discounted using an imputed interest rate of 7.5% and, together with accrued interest thereon, principally comprise the net obligation of the discontinued business segment. Imputed interest expense of approximately $76,000, $96,000 and $128,000 is included in results of continuing operations for fiscal 1996, 1995 and 1994, respectively.





                                     -F12-

        The accompanying statements of operations and cash flows reflect any income or loss associated with the disposal of the former Retail Division as discontinued operations. Income from discontinued operations of $43,000 and $90,000 for the periods ended February 29, 1996 and February 28, 1995, primarily reflected decreases in SCPI's reserve for contingent liabilities relating to the former retail division, net of income tax provisions of $22,000 and $46,000, respectively.

9.  STOCK OPTIONS

        In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires adoption no later than fiscal years beginning after December 15, 1995. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

        Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting.

        The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. SCPI has not yet determined if it will elect to change to the fair value method. However, SCPI has determined that should it elect to make such a change, the effect of the new standard will not have a material impact on net income and earnings per share in the year of adoption, nor would it have any effect on the Company's cash flows.

         In fiscal 1992, the Board of Directors granted options to purchase 215,986 shares of common stock to key employees and to members of the Board of Directors. The exercise price of the options, which was equal to the market value of the stock at the date of the grant, is $0.625. As of February 29, 1996, no options had been exercised; all options are fully vested and will remain exercisable through 2001.

         In connection with SCPI's predecessor's emergence in fiscal 1990 from Chapter 11 bankruptcy proceedings, warrants to purchase 366,837 shares of common stock were issued and were exercisable at a price of $1.00 per share through September 28, 1994. As a result of the merger (see Note 2), the warrant holders, upon exercise, were entitled to one share each of SCPI's and Oakhurst's common stock for the aggregate purchase price of $1.00. During the year ended February 28, 1995, 331,622 shares were purchased pursuant to these warrants and 35,215 warrants expired.

10.  EMPLOYEE PENSION PLAN

         Steel City Products maintains a defined contribution profit-sharing retirement plan ("the Plan") covering substantially all its employees, whereby employees may contribute a percentage of compensation, limited to maximum allowed amounts under the Internal Revenue Code. Through fiscal 1995, the Plan provided for a 25% matching employer contribution and an annual discretionary contribution determined by SCPI's Board of Directors.

         In October 1995, SCPI's 25% matching employer contribution was suspended until further notice, and a discretionary contribution was not made for the year ending February 28, 1996. Total expenses related to the Plan were $150,000 for each of the years ended February 28, 1995 and February 26, 1994.

         On June 1, 1995, by amendment to the Plan, Oakhurst and one of its subsidiaries incorporated into the Plan, the Plan was renamed the Oakhurst Company Profit Sharing Plan (the "Profit Sharing Plan"), and on January 1, 1996 two of Oakhurst's other subsidiaries were incorporated into the Profit Sharing Plan, with one such subsidiary merging its assets and liabilities into the Profit Sharing Plan. The Profit Sharing Plan now





                                     -F13-
provides for discretionary employer contributions, the level of which, if any, is to be determined annually by each company's Board of Directors.

11.  COMMITMENTS AND CONTINGENCIES

         SCPI has employment agreements with two senior executives that provide termination rights in the event of a change in control of SCPI, as defined.
The rights include payments ranging from six to twenty-four months of the executives' base salaries, along with continuation of benefits and certain other payments to each executive. Each agreement also provides for substantially the same provisions in the event that the executive's employment were to be terminated by SCPI without cause. The agreements expire in August 1996, and contain certain renewal options.

         Management is unaware of any other significant contingencies.

12.  MAJOR CUSTOMERS

         Sales to each of those major customers representing individually more than 10% of sales were as follows (in thousands):

                         Fiscal Year Ended          Fiscal Year Ended       Fiscal Year Ended
                         February 29, 1996          February 28, 1995       February 26, 1994
                         -----------------          -----------------       -----------------
                                    % of                       % of                    % of
                          Sales  Total Sales         Sales Total Sales       Sales  Total Sales
                        -------- -----------        ------------------      ------- -----------
         Customer A          --      --                  --      --          $3,198     10%
         Customer B      $4,641      19%             $6,046      22%         $6,250     20%
         Customer C      $3,975      16%             $4,465      16%         $6,332     20%

         In July 1993, SCPI's two then-largest customers filed for protection under Chapter 11 of the United States Bankruptcy Code, at which time approximately $1.2 million was outstanding from them to SCPI. As a result, SCPI ultimately wrote off approximately $879,000 of these customer's receivables.

         One of these customers (customer A), closed all its stores in December 1993; the other customer, customer C, reorganized and emerged from Chapter 11 in January 1995. Customer C continued to be one of SCPI's largest customers throughout this period until the second quarter of fiscal 1996, when management curtailed the level of credit allowed to such customer after becoming aware that it was experiencing new financial difficulties. In October 1995, customer C again filed for protection under the U.S. Bankruptcy Code and announced that it would close all its stores; the fiscal 1996 provision for doubtful accounts contains a write-off of approximately $150,000 relating to this customer.

         During the third quarter of fiscal 1996, customer B informed SCPI that it had decided to change its source of supply, and sales to customer B ended in January 1996.

13.  RELATED PARTY TRANSACTIONS

         From November 1989 until June 1993, SCPI engaged The Hallwood Group Incorporated ("Hallwood"), a principal stockholder of Oakhurst until February 1994, under a financial advisory agreement. SCPI paid Hallwood approximately $83,000 in fiscal 1994 in connection with this agreement.

         Prior to fiscal 1994, SCPI entered into an agreement with Integra Management Company ("IMC") to provide corporate office administrative functions and certain tax services. IMC was a wholly owned subsidiary of Hallwood until October 1992, when it became a wholly owned subsidiary of Integra Hotels, Inc., formerly Integra - A Hotel and Restaurant Company. Mr. Hemsley, SCPI's Chief Financial Officer until December 1995, was President of both IMC and Integra until March 1994. The agreements were approved by the Company's Board of Directors, and were terminated in May 1994. SCPI paid IMC $11,000 and $60,000 in fiscal 1995 and 1994, respectively, pursuant to these agreements.




                                     -F14-

         During fiscal 1996, SCPI transferred the rights to its Steel City Products trademark and trade name to Oakhurst Holdings, Inc. ("OHI") in exchange for 460 shares of stock, representing a 45.6% investment interest in OHI. In August 1995, SCPI entered into a trademark and trade name license agreement with OHI whereby OHI granted SCPI the exclusive right to use the trade name in transacting its business. The agreement provides for a quarterly license fee equal to 1% of gross sales. SCPI's results for the year ended February 29, 1996 included a charge of $97,000 for this fee. SCPI's investment income from OHI was approximately $80,000 in fiscal 1996 and is included in other income.

         In June 1995, SCPI engaged Oakhurst Management Corporation ("OMC"), a wholly-owned subsidiary of Oakhurst, to provide certain legal, management, investor relations, accounting, and tax services. SCPI's results for the year ended February 29, 1996 include a charge of approximately $365,000 for these services.

14.  PREDECESSOR BANKRUPTCY

         During fiscal 1995, SCPI recovered funds placed into escrow in prior years as a part of SCPI's predecessor's bankruptcy in the amount of approximately $175,000, which amount is included in other income for such year. SCPI's predecessor emerged from bankruptcy in 1990.

15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollar amounts in thousands, except per share data)

FISCAL 1996                                              FIRST           SECOND            THIRD           FOURTH
- -----------                                              -----           ------            -----           ------
Sales . . . . . . . . . . . . . . . . . . . . . .     $   7,836         $  7,078         $  5,958         $  3,775
Gross profit  . . . . . . . . . . . . . . . . . .         1,572            1,423            1,078              550
Income from continuing operations . . . . . . . .           211               86           (1,507)            (360)
Income from discontinued operations . . . . . . .            --               --               --               43
Net income (loss) . . . . . . . . . . . . . . . .           211               86           (1,507)            (317)
Series A Preferred Stock dividends  . . . . . . .          (253)            (253)            (253)            (257)
Net income (loss) available
  to common stockholders  . . . . . . . . . . . .           (42)            (167)          (1,760)            (574)
Per share:
  Loss from continuing operations
    after preferred stock dividends . . . . . . .     $    (.01)        $   (.05)        $   (.54)        $   (.19)
  Net loss attributable to common
     stockholders after preferred stock dividends     $    (.01)        $   (.05)        $   (.54)        $   (.18)

Average number of shares outstanding  . . . . . .     3,238,061         3,238,061       3,238,061        3,238,061


FISCAL 1995
- -----------
Sales . . . . . . . . . . . . . . . . . . . . . .     $   8,474         $  7,330         $  5,576         $  5,955
Gross profit  . . . . . . . . . . . . . . . . . .         1,662            1,556            1,106            1,237
Income from continuing operations . . . . . . . .           267              414              184              (31)
Income from discontinued operations . . . . . . .            --               66                6               18
Net income (loss) . . . . . . . . . . . . . . . .           267              480              190              (13)
Series A Preferred Stock dividends  . . . . . . .          (253)            (253)            (253)            (260)
Net income (loss) available
  to common stockholders  . . . . . . . . . . . .            14              227              (63)            (273)
Per share:
  Income (loss) from continuing operations
    after preferred stock dividends   . . . . . .     $      --         $    .05         $   (.02)        $   (.09)
  Net income (loss) attributable to common
     stockholders after preferred stock dividends     $      --         $    .07         $   (.02)        $   (.08)

Average number of shares outstanding  . . . . . .     3,169,539         3,170,375       3,137,316         3,238,122






                                     -F15-

         The net loss in third quarter of fiscal 1996 was primarily caused by a deferred tax charge of $1.5 million related to an increase in the valuation allowance of the deferred tax asset, and by reduced sales and profit levels due to the loss of a major customer that filed bankruptcy. The loss in the fourth quarter of fiscal 1996 was principally due to the loss of certain other customers and to increases in the provision for doubtful accounts.

         During fiscal 1996 and fiscal 1995, the previous estimate to provide for the disposal of the discontinued Retail Division was reduced.

         SCPI incurred a loss during the fourth quarter of fiscal 1995 as a result of decreased sales levels and higher expenses due to increased sales efforts.

         A reclassification of approximately $115,000 was made from discontinued operations to continuing operations in the third quarter of fiscal 1995 results of operations, which related to the recovery by SCPI of amounts placed in escrow in prior years as part of SCPI's predecessor's bankruptcy.





                                     -F16-

                                                                     SCHEDULE II

                           STEEL CITY PRODUCTS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)



- ---------------------------------------------------------------------------------------------------------------------------
                  COLUMN A                    COLUMN B               COLUMN C                COLUMN D          COLUMN E
- ---------------------------------------------------------------------------------------------------------------------------
                                             BALANCE AT      CHARGED          CHARGES TO                        BALANCE
                                             BEGINNING       TO COSTS       OTHER ACCOUNTS   DEDUCTIONS         AT END
                 DESCRIPTION                 OF PERIOD     AND EXPENSES       - DESCRIBE     - DESCRIBE        OF PERIOD
===========================================================================================================================
 Allowance for doubtful accounts deducted
       from trade accounts receivable:

 Years ended:

       February 29, 1996 . . . . . . . . .   $     194     $       415      $         -      $     190 (A)     $     419
                                             =========     ===========      ===========      =========         =========
       February 28, 1995 . . . . . . . . .   $     320     $         -      $         -      $     126 (A)     $     194
                                             =========     ===========      ===========      =========         =========
       February 26, 1994 . . . . . . . . .   $     304     $       879      $         -      $     863 (A)     $     320
                                             =========     ===========      ===========      =========         =========




 (A)   Amounts were deemed uncollectible.





                                     -F17-

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER               DESCRIPTION
- -------              -----------

    2.1          Heck's, Inc. Second Amended Joint Plan of Reorganization and
                 Disclosure Statement (filed as Exhibits 2(a) and (b) to the
                 Company's Annual Report on Form 10-K for the fiscal year ended
                 February 25, 1989).

    2.2          Agreement and Plan of Merger dated as of May 20, 1991 (filed as
                 Appendix A to the Proxy Statement/Prospectus of Steel City
                 Products, Inc. and the Company the dated April 16, 1991).

    3.1 Restated Certificate of Incorporation (filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1993).

    3.2 By-laws of the Company as amended through May 17, 1993 (filed as Exhibit 3.2 to the Company's Annual Report of Form 10-K for the fiscal year ended February 26, 1994).

  *10.1          Employment Agreement with Bernard H. Frank dated as of
                 September 1, 1993 (filed as Exhibit 10.1 to the Company's
                 Annual Report of Form 10-K for the fiscal year ended February
                 26, 1994).

  *10.2          Employment Agreement with Terrance W. Allan dated as of
                 September 1, 1993 (filed as Exhibit 10.3 to the Company's
                 Annual Report of Form 10-K for the fiscal year ended February
                 26, 1994).

   10.3          Agreement dated June 11, 1991 with Prudential-Bache Special
                 Situations Fund (filed as Exhibit 10(q) to the Company's Annual
                 Report on Form 10-K for the fiscal year ended March 3, 1990).

  *10.4 Form of Option Agreement dated August 29, 1991 with directors and executive officers (filed as Exhibit 10(t) to the Company's
                 Annual report on Form 10-K for the fiscal year ended February
                 29, 1992).

   10.5          Credit Agreement by and between Steel City Products, Inc. and
                 Integra Bank Pittsburgh (filed as Exhibit 10.1 to the Company's
                 Quarterly Report on Form 10-Q for the period ended August 27,
                 1994).

   10.6          Mortgage and Security Agreement by and between Steel City
                 Products, Inc. and Integra Bank Pittsburgh (filed as Exhibit
                 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended August 27, 1994).

   10.7 Note Agreements with William T. Apgar, Liquidating Trustee for the Retail Acquisition Corp. Amended Plan of Reorganization,
                 (filed as Exhibit 10(w) the Company's Annual Report on Form
                 10-K for the fiscal year ended February 27, 1993).

   10.8          Letter agreement dated January 3, 1996 between SCPI and Integra
                 Bank Pittsburgh amending the Credit Agreement, dated August 1,
                 1994 between SCPI and Integra, (filed as exhibit #10.17 to Oakhurst's Registration Statement on Form S-1, file number
                 #333-00173, filed on January 12, 1996).

   10.9          Letter agreement dated January 3, 1996 between Oakhurst and
                 Integra Bank Pittsburgh amending the Credit Agreement, dated
                 August 1, 1994 between Oakhurst and Integra, (filed as exhibit
                 #10.16 to Oakhurst's Registration Statement on Form S-1, file number #333-00173, filed on January 12, 1996).

   10.10         Open-End Mortgage between Steel City Products, Inc. and FINOVA
                 Capital Corporation dated March 28, 1996 - filed herewith.

   10.11         Combined and Amended Promissory Note between Steel City
                 Products, Inc. and Oakhurst Company, Inc., dated March 28, 1996
                 - filed herewith.

   10.12         Trademark & Trade Name License Agreement between Oakhurst
                 Holdings, Inc. and Steel City Products, Inc., dated August 16,
                 1995 - filed herewith.

   10.13         Corporate Services Agreement between Steel City Products, Inc.
                 and Oakhurst Management Corporation dated June 1, 1995 - filed herewith.

   11 Statement re-computation of per-share earnings - filed herewith.

   27 Financial Data Schedule (EDGAR transmission only) - filed herewith.


- --------------------

*  Management contract or compensatory plan or arrangement.