Form 10-K/A
period 1996-02-29
STEEL CITY PRODUCTS INC
filed 1996-06-12
CIK 46535

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

EXPLANATORY NOTE


     This Form 10-K/A amends Part IV, Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K, to include three exhibits which were listed on the exhibit index (exhibits 10.11, 10.12 and 10.13), but were inadvertently excluded from the EDGAR transmission by the Company's filing agent.

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