Form 10-Q
period 1996-05-31
STEEL CITY PRODUCTS INC
filed 1996-07-15
CIK 46535

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:   May 31, 1996

                                      OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________________ to  ___________________

Commission file number:   0-2572

                          STEEL CITY PRODUCTS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          DELAWARE                                    55-0437067
   ------------------------                      ----------------------
   (State of Incorporation)                        (I.R.S. Employer
                                                   Identification No.)


                  1001 SANTERRE DRIVE, GRAND PRAIRIE, TEXAS
                                    75050
                 --------------------------------------------
                   (Address of principal executive offices)
                                   (Zip Code)


                                (214) 660-4499
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


 ----------------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)


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

         At July 1, 1996, 3,238,061 shares of the Registrant's Common Stock, $0.01 par value per share, were issued and outstanding.


                     DOCUMENTS INCORPORATED BY REFERENCE
                                     None

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                         INDEX TO FINANCIAL STATEMENTS

                           STEEL CITY PRODUCTS, INC.

Balance Sheets at May 31, 1996 (unaudited)
  and February 29, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . .. .           3


Statements of Operations for the three month periods ended
  May 31, 1996 and May 31, 1995 (unaudited) . . . . . . . . . . . . . . . . . .. .           4


Statement of Stockholders' Equity for the three months
  ended May 31, 1996 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . .. .           5


Statements of Cash Flows for the three month periods ended
  May 31, 1996 and May 31, 1995 (unaudited) . . . . . . . . . . . . . . . . . .. .           6


Notes to financial statements (unaudited) . . . . . . . . . . . . . . . . . . .. .           7


                          STEEL CITY PRODUCTS, INC.
                                BALANCE SHEETS
                (Dollar amounts in thousands, except share data)

<Caption
                                               ASSETS                              MAY 31,   FEBRUARY 29,
                                                                                    1996         1996
                                                                                 ----------- ------------
                                                                                 (Unaudited)
Current assets:
  Cash and cash equivalents.....................................................  $      2     $      3
  Trade accounts receivable, less allowance of $302 and $419, respectively......     3,096        2,512
  Advances to Oakhurst Company, Inc.............................................     4,468        2,051
  Notes receivable - Oakhurst Company, Inc......................................       257          249
  Inventories...................................................................     3,427        4,493
  Deferred tax asset............................................................        75           75
  Other.........................................................................       171          287
                                                                                  --------     --------
                                   Total current assets.........................    11,496        9,670
                                                                                  --------     --------
Property and equipment, at cost.................................................     1,998        1,998
  Less accumulated depreciation.................................................      (802)        (752)
                                                                                  --------     --------
                                                                                     1,196        1,246
                                                                                  --------     --------
Deferred tax asset, less valuation allowance of $48,300.........................     2,018        2,018
Notes receivable - Oakhurst Company, Inc., long-term portion....................     1,216        1,282
Other assets....................................................................       378          315
                                                                                  --------     --------
                                                                                     3,612        3,615
                                                                                  --------     --------
                                                                                  $ 16,304     $ 14,531
                                                                                  ========     ========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..............................................................  $  3,380     $  3,650
  Accrued compensation..........................................................       245          272
  Current maturities of long-term obligations...................................       276          260
  Net obligation of discontinued business segment-current portion...............       482          465
  Due to affiliate..............................................................       148           97
  Other.........................................................................        54          175
                                                                                  --------     --------
                                   Total current liabilities....................     4,585        4,919
                                                                                  --------     --------
Long-term obligations:
  Net obligation of discontinued business segment...............................       678          678
  Long-term debt................................................................     3,571        1,428
  Other long-term obligations...................................................       103          110
                                                                                  --------     --------
                                                                                     4,352        2,216
                                                                                  --------     --------
Commitments and contingencies...................................................

Stockholders' equity:
  Preferred stock, par value $0.01 per share; authorized
     5,000,000 shares, issued 1,938,526 shares;
     liquidation preference $10,135.............................................        19           19
  Common stock, par value $0.01 per share; authorized
     5,000,000 shares; issued 3,238,061 shares..................................        32           32
  Additional paid-in capital....................................................    43,824       43,824
  Deficit (Reorganized on August 26, 1989)......................................   (36,507)     (36,478)
  Treasury stock, at cost, 207 common shares....................................        (1)          (1)
                                                                                  --------     --------
                                   Total stockholders' equity...................     7,367        7,396
                                                                                  --------     --------
                                                                                  $ 16,304     $ 14,531
                                                                                  ========     ========


  The accompanying notes are an integral part of these financial statements.

                           STEEL CITY PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                            THREE MONTHS    THREE MONTHS
                                               ENDED           ENDED
                                              MAY 31,         MAY 31,
                                               1996            1995
                                            ------------    ------------
    Sales.................................   $   5,096      $    7,836
    Other income..........................         102              80
                                             ---------      ----------
                                                 5,198           7,916
                                             ---------      ----------

    Cost of goods sold, including
      occupancy and buying expenses.......       4,162           6,264
    Operating, selling and administrative
      expenses............................         998           1,167
    Provision for doubtful accounts.......          20              56
    Interest expense......................         112              75
                                             ---------       ---------
                                                 5,292           7,562
                                             ---------       ---------

    Net (loss) income before income taxes
      and undistributed earnings of
      investment in affiliate.............         (94)            354

    Income tax expense....................           -            (143)

    Undistributed earnings of investment in
      affiliate...........................          65               -
                                             ---------       ---------

    Net (loss) income ....................         (29)            211

    Effect of Series A Preferred Stock
      dividends...........................        (253)           (253)
                                             ---------       ---------

    Net loss attributable to common
      stockholders........................   $    (282)      $     (42)
                                             =========       =========

    Net loss per share attributable to
      common stockholders after preferred
      stock dividends.....................   $   (0.09)      $   (0.01)
                                             =========       =========

    Weighted average number of shares
      outstanding used in computing
      per share amount....................   3,238,061       3,238,061
                                             =========       =========



   The accompanying notes are an integral part of these financial statements.

                           STEEL CITY PRODUCTS, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MAY 31, 1996
                             (DOLLARS IN THOUSANDS)
                                  (Unaudited)






                                        PREFERRED STOCK             COMMON STOCK         ADDITIONAL      RETAINED   TREASURY  STOCK
                                       -------------------      -----------------------    PAID-IN       EARNINGS   ----------------
                                       SHARES    PAR VALUE      SHARES        PAR VALUE    CAPITAL       (DEFICIT)    SHARES    COST
                                       ------    ---------      ------        ---------    -------       ---------  ---------   ----
Balances, February 29, 1996............ 1,938,526     $19       3,238,061        $32        $43,824       ($36,478)    207      ($1)




Net loss for the period................                                                                        (29)



                                        ---------     ---       ---------        ---        -------       --------     ---      ----
Balances, May 31, 1996................. 1,938,526     $19       3,238,061        $32        $43,824       ($36,507)    207      ($1)
                                        =========     ===       =========        ===        =======       ========     ===      ====





  The accompanying notes are an integral part of these financial statements.

                           STEEL CITY PRODUCTS, INC.
                            STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (Unaudited)




                                                                  THREE MONTHS        THREE MONTHS
                                                                      ENDED               ENDED
                                                                     MAY 31,             MAY 31,
                                                                      1996                1995
                                                                    -----------       --------------
    Cash flows from operating activities:
       Net (loss) income.......................................    $       (29)      $          211
       Adjustments to reconcile net (loss) income
           to net cash provided by operating activities:
            Depreciation and amortization......................             74                   48
            Deferred tax expense...............................              -                  110
            Undistributed earnings of investment in affiliate..            (65)                   -
       Other changes in operating assets and liabilities:
            Accounts receivable................................           (584)                 (42)
            Inventories........................................          1,066                  575
            Accounts payable...................................           (270)                 342
            Other..............................................            123                  126
                                                                    -----------       --------------
    Net cash provided by operating activities of:
       Continuing operations...................................            315                1,370
       Discontinued operations.................................             17                   21
                                                                    -----------       --------------
    Net cash provided by operating activities..................            332                1,391
                                                                    -----------       --------------
    Cash flows from investing activities:
       Advances to Oakhurst Company, Inc.......................         (2,417)              (1,240)
       Collection of note receivable, Oakhurst Company, Inc....             58                  168
       Additions to property and equipment.....................              -                  (62)
       Other...................................................              -                  (20)
                                                                    -----------       --------------
    Net cash used in investing activities......................         (2,359)              (1,154)
                                                                    -----------       --------------
    Cash flows from financing activities:
       Net borrowings under revolving credit agreement.........          2,368                    -
       Proceeds from long-term borrowings......................          1,500                    -
       Proceeds from issuance of capital leases................              -                   58
       Principal payments on long-term obligations.............         (1,716)                (145)
       Deferred loan costs.....................................           (126)                   -
                                                                    -----------       --------------
    Net cash provided by (used in) financing activities........          2,026                  (87)
                                                                    -----------       --------------

    Net (decrease) increase in cash and cash equivalents.......             (1)                 150
    Cash and cash equivalents at beginning of period...........              3                   29
                                                                    -----------       --------------
    Cash and cash equivalents at end of period.................    $         2       $          179
                                                                    ===========       ==============




   The accompanying notes are an integral part of these financial statements.

                           STEEL CITY PRODUCTS, INC.
                        THREE MONTHS ENDED MAY 31, 1996
                         NOTES TO FINANCIAL STATEMENTS


1.  INTERIM FINANCIAL STATEMENTS

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments made are of a normal recurring nature.

         While the Company believes that the disclosures presented herein are adequate to make the information not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements for the fiscal year ended February 29, 1996 ("fiscal 1996") as filed in the Company's Annual Report on Form 10-K.


2.  LONG-TERM OBLIGATIONS AND LINE OF CREDIT

         At February 29, 1996, Steel City Products, Inc. ("SCPI") had a term loan (the "Term Loan") with an outstanding balance of approximately $1.7 million, which was secured by a mortgage on SCPI's real estate, guaranteed by its parent, Oakhurst Company, Inc. ("Oakhurst") and Oakhurst's subsidiaries, and supported by a pledge of the capital stock of Oakhurst's subsidiaries. At that date, Oakhurst had borrowings of $3.8 million outstanding under a revolving credit agreement.

         On March 28, 1996, Oakhurst obtained replacement financing from an institutional lender that provides for a total facility for Oakhurst and its subsidiaries of $9.5 million, comprised of a new SCPI term loan of $1.5 million (the "Fixed Asset Loan") and a maximum revolving credit facility of $8 million (the "Revolver") (collectively, the "Credit Facility"). The amounts outstanding under the Term Loan and the prior Oakhurst revolving credit agreement were repaid with part of the proceeds of the refinancing. The Credit Facility requires separate loans to be made directly to Oakhurst's subsidiaries, including SCPI. The initial funding of the Revolver resulted in a loan to SCPI of approximately $2.1 million. SCPI immediately advanced these funds to Oakhurst to enable it to repay a portion of the amounts outstanding under the previous revolving debt. The advance bears interest at the same rate as the Credit Facility. In connection with the new financing, Oakhurst and its subsidiaries incurred loan costs and fees of approximately $250,000, of which $126,000 was attributable to SCPI.

         Borrowings under the Credit Facility bear interest at the higher of the Citibank N.A. base rate plus 1.5%, or $5,000 per month, and borrowings under the Revolver are subject to a borrowing base that is calculated according to defined levels of Oakhurst's subsidiaries' accounts receivable and inventories. The Credit Facility contains financial covenants, including among others, the maintenance of defined subsidiary and consolidated tangible net worth levels and consolidated current ratio, and limitations on annual cash dividends.

         The Fixed Asset Loan provides for twenty-four monthly principal and interest payments based on a five year amortization schedule, with the remaining principal balance due on April 1, 1998. The Fixed Asset Loan permits prepayment without penalty, and contains a provision for the release of SCPI's building as collateral on the Credit Facility in the event of a refinancing of the Fixed Asset Loan, subject to a right of first refusal by the current lender to refinance the Fixed Asset Loan on the same terms as offered by a new lender.

         SCPI participates in a cash concentration system together with the other subsidiaries of Oakhurst. SCPI's available cash that is transferred to Oakhurst is reflected as an addition to the advances to Oakhurst.

3.  RECENTLY ISSUED ACCOUNTING STANDARD

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This statement is effective beginning in the current fiscal year. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and earnings per share as if the company had applied the new method of accounting.

         In the first quarter, the Company elected not to adopt the fair value method of accounting for employee stock-based transactions and will continue to account for such transactions under the provisions of APBO No. 25.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Steel City Products, Inc. ("SCPI") is a special, limited purpose, majority-owned subsidiary of Oakhurst Company, Inc. ("Oakhurst"). SCPI is expected to concentrate on its historical line of business, while any future growth and expansion opportunities are expected to be pursued by one or more subsidiaries of Oakhurst. Through Oakhurst's ownership of SCPI, primarily in the form of preferred stock, Oakhurst retains substantially all the value of SCPI, and receives substantially all of the benefit of operations through dividends on the preferred stock. Oakhurst's ownership of SCPI is designed to facilitate the preservation and utilization of SCPI's and Oakhurst's net operating tax loss carryforwards which amount to approximately $149 million.

         In addition to cash derived from operations, SCPI's liquidity and financing requirements are determined principally by the working capital needed to support its level of business, together with the need for capital
expenditures and the cash required to repay its debt.   SCPI also receives cash
payments pursuant to two notes receivable from Oakhurst, and from time to time, repayments of advances to Oakhurst. SCPI's working capital needs fluctuate primarily due to the amounts of inventory it carries which can change seasonally, the size and timeliness of payment of receivables from its customers to which from time to time SCPI grants extended payment terms for their seasonal inventory builds, and the amount of credit extended to SCPI by its suppliers. SCPI participates in a cash concentration system together with all the subsidiaries of Oakhurst. Available cash that is transferred to Oakhurst is reflected as an addition to the advances to Oakhurst.

         At May 31, 1996, SCPI's debt primarily consisted of a term loan of approximately $1.5 million secured by a mortgage on SCPI's real estate, and notes payable with outstanding principal balances aggregating approximately $1.1 million that were issued in connection with the settlement of certain contingent liabilities related to SCPI's former retail division. SCPI also has revolving debt of approximately $2.4 million (see below) which was borrowed primarily to repay prior revolving debt of Oakhurst, and which is offset entirely by advances receivable from Oakhurst that bear interest at the same rate as the revolving debt.

         Oakhurst and its subsidiaries, including SCPI, have available financing under a revolving credit facility (the "Revolver") from an institutional lender up to a maximum of $8 million, subject to defined levels of the subsidiaries' accounts receivable and inventories. Management believes that the Revolver will provide adequate funding for SCPI's foreseeable working capital requirements.

         From time to time the information provided by the Company or statements made by its employees may contain so-called "forward looking" information that involves risks and uncertainties. In particular, statements contained in this Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are not historical facts (including, but not limited to statements concerning anticipated sales, profit levels, customers and cash flows) are forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to the factors discussed above as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. Each of these factors and others are discussed from time to time in the Company's Securities and Exchange Commission filings.


MATERIAL CHANGES IN FINANCIAL CONDITION

         As of May 31, 1996, there had been no material changes in the Company's financial condition from February 29, 1996, discussed in Item 7 of the Company's Annual Report on Form 10-K for fiscal 1996.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

         Operations include the results of SCPI's operating division, Steel City Products, a distributor of automotive parts and accessories based in Pittsburgh, Pennsylvania.

THREE MONTHS ENDED MAY 31, 1996 COMPARED WITH THREE MONTHS ENDED MAY 31, 1995

         When compared to the first quarter of the prior year, sales decreased by approximately $2.7 million as a result of the loss of two of SCPI's largest customers during the prior year. One customer was lost in October 1995 due to its bankruptcy, while the other changed its source of supply in January 1996. Sales to these two customers in the prior year first quarter were $3.6 million in the aggregate. These lost sales were only partially offset by the addition of new customers during the latter part of the prior year and in the first quarter of the current year. Sales to new customers in the first quarter of the current year were approximately $1.1 million.

         In the current year, management expects sales to be lower than in fiscal 1996. As part of a strategic evaluation of the business, SCPI has reduced expenses so as to mitigate negative cash flow from operations while new customers and product lines are sought. In the first quarter of the current year, cash flow from operations was positive, despite the lower sales levels, but there can be no assurance that SCPI can obtain a sufficient number of new customers or sufficient levels of new business to return sales and profits to historical levels.

         Other income increased by $22,000 over the first quarter of the prior year, due to intercompany interest income. However, this gain is offset by higher interest expense.

         Gross profits decreased by $638,000 in the first quarter compared with the first quarter of the prior year, in relation to the loss of sales to two major customers previously discussed. Profits derived from new customers were entirely offset by reduced profits earned on existing customer business, due to lower gross margins. The lower gross margins resulted primarily from changes in existing customer product mixes.

         Operating, selling and administrative expenses decreased by $169,000 when compared to the prior year first quarter. After excluding royalty expense, which is offset by investment income, the expense decrease was approximately $220,000, and resulted principally from management's efforts to reduce SCPI's expenses and work force in reaction to the lower levels of sales.

                          PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         The Company is not involved in any material legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter for which this report is filed.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 27.     Financial Data Schedule


         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            STEEL CITY PRODUCTS, INC.



Date:    July 12, 1996                      By:    /s/ BERNARD H. FRANK
                                                   ----------------------------
                                                   Bernard H. Frank
                                                   Chief Executive Officer


Date:    July 12, 1996                      By:    /s/ MARK AUERBACH
                                                   ----------------------------
                                                   Mark Auerbach
                                                   Chief Financial Officer

                              INDEX TO EXHIBITS


     Exhibit
     Number                Description
     ------                -----------

      27.                  Financial Data Schedule