Form 10-K/A
period 1996-02-29
STEEL CITY PRODUCTS INC
filed 1996-08-27
CIK 46535

                                  FORM 10-K/A

                               (AMENDMENT NO. 1)

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

For the transition period from _______________ to _______________

Commission file number:    0-2572

                           STEEL CITY PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                    55-0437067
    State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization                     Identification No.)


          1001 SANTERRE DRIVE
         GRAND PRAIRIE, TEXAS                                 75050
(Address of principal executive offices)                    (Zip code)


Registrant's telephone number, including area code:  (214) 660-4499

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

Title of each class                  Name of each exchange on which registered
- - -------------------                  -----------------------------------------
COMMON STOCK, $0.01
PAR VALUE PER SHARE                                   NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ...X....       No........

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate value at May 1, 1996 of the voting stock held by non-affiliates of the registrant: $157,586

At May 1, 1996, the registrant had 3,238,061 shares of Common Stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE



                                                                Page No. 1 of 10

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The by-laws of the Company currently provide for such number of directors (but no less than five) as is determined from time to time by the Board of Directors. Certain vacancies arose in December 1995 and July 1996, and the
Board of Directors elected to set the number of directors at six.   The
following table lists the names and ages of the directors, and the year in which each was first elected a director of the Company or its predecessor.

                                                     DIRECTOR
NAME                                   AGE             SINCE
- - ----                                   ---           ---------
Bernard H. Frank                        75             1993
John D. Abernathy                       58             1996
Terrance W. Allan                       42             1993
Mark Auerbach                           58             1996
Robert M. Davies                        45             1989
Joel S. Lever                           44             1996

BUSINESS HISTORY OF DIRECTORS

Messrs. Frank and Allan have been executives of the Company for more than the last five years. Mr. Frank is a founder of the business and has been associated with it for approximately 46 years. For more than the last five years, Mr. Frank has been Chief Executive Officer and In May 1994, he was elected Executive Vice President and Chief Operating Officer of the Company's parent, Oakhurst Company, Inc. ("Oakhurst"). Mr. Allan has been with the Company since 1987 and was elected Executive Vice President in January 1993.

Mr. Abernathy. Mr. Abernathy has been Executive Director of Patton Boggs, L.L.P., a Washington DC law firm, since January 1995. From March 1991 to February 1994 he was the Managing Director of Summit, Solomon & Feldesman, a New York City law firm, and from July 1983 until June 1990, Mr. Abernathy was Chairman and Chief Executive Partner of BDO Seidman, a public accounting firm. Mr. Abernathy is a director of Barringer Technologies, Inc. a manufacturer of high sensitivity analytical instruments for chemical sensing, and Wahlco Environmental Systems, Inc., an environmental equipment and services company, and also serves as a director of Oakhurst.

Mr. Auerbach. Mr. Auerbach has been Chairman, President and Chief Executive Officer of Oakhurst and Chief Financial Officer of the Company since December 1995. He was elected a director in July 1996. He has also been Senior Vice President and Chief Financial Officer since April 1993 of Central Lewmar, L.P., a fine paper merchant. From September 1992 until April 1993, he was a partner of Marron Capital, L.P., an investment banking company. Prior to that, he was President, Chief Executive Officer and Chairman of the Board of Implant Technology, Inc., a manufacturer of artificial hip systems, from 1990 to 1992. He is a director of Pharmaceutical Resources, Inc., a generic drug manufacturer. Mr. Auerbach is a certified public accountant.

Mr. Davies.   Mr. Davies is also a director of Oakhurst.  Mr. Davies has been a
Vice President of Wexford Capital Corporation, which acts as the investment manager to several private investment funds since 1994. Since November 1, 1995, Mr. Davies has also served as Executive Vice President of Wexford Management LLC, a private investment management company. From September 1993 to May 1994 he was a Managing Director of Steinhardt Enterprises, Inc., an investment banking company, and from 1987 to August 1993, he was Executive Vice President of The Hallwood Group Incorporated, a merchant banking firm. Mr. Davies is a director of Wahlco Environmental Systems, Inc., an environmental equipment and services company.

Mr. Lever. Mr. Lever is also a director of Oakhurst. Mr. Lever has been associated with the law firm of Kurzman & Eisenberg or its predecessor since 1980, and became a member of the firm in 1984. Mr. Lever specializes in transactional business matters with particular emphasis on fine arts publishing, distribution and investment, and the sale and acquisition of commercial real estate entities. Prior to 1980, Mr. Lever was an Assistant District Attorney for Kings County, New York.

SECTION 16(a) REPORTS.

Based solely on its review of copies of reports filed by reporting persons of the Company pursuant to Section 16(a) of the Securities Exchange Act of 1934, or a written representation from certain reporting persons that no Form 5 filing was required for such person, the Company believes that all filings required to be made by reporting persons of the Company were timely made in accordance with the requirements of that Act.


ITEM 11.  EXECUTIVE COMPENSATION.

This item contains information about compensation, stock options grants and employment arrangements and other information concerning certain of the executive officers and the directors of the Company.


SUMMARY COMPENSATION TABLE

The following table sets forth the compensation the Company paid or accrued for services rendered in the Company's 1996, 1995 and 1994 fiscal years by the Chief Executive Officer and the only other executive officer of the Company whose compensation exceeded $100,000 in fiscal 1996 and who was serving at the end of the 1996 fiscal year.

                                               Annual Compensation           Long Term Compensation Awards
                                  ----------------------------------------   -----------------------------
                                                                   Other
                                                                   Annual    Securities         All
                                                                  Compen-    Underlying        Other
       Name and Principal                  Salary       Bonus      sation     Options**     Compensation
             Position             Year       ($)         ($)         ($)*        (#)            ($)
- - ----------------------------------------------------------------------------------------------------------
 Bernard H. Frank (1)             1996         82,775    --                      --           19,151(2)
 Chairman & Chief Executive       1995        100,100  55,779        --        27,500         21,029
 Officer                          1994         80,340  51,000        --          --           23,212

 Terrance W. Allan                1996        106,160    --          --         5,000          4,797(3)
 Executive Vice President         1995        110,855  21,746        --         6,000          6,498
                                  1994        109,913  19,600        --          --            7,067

- - ---------------
* Excludes perquisites and other personal benefits if the aggregate amount of such items of compensation was less than the lesser of either $50,000 or 10% of the total annual salary and bonus of the named executive officer.

**       These options relate to shares of Oakhurst, not the Company.

(1) Mr. Frank, who is also Executive Vice President and Chief Operating Officer of Oakhurst, and Mr. Allan are compensated only by the Company except with respect to stock options and stock awards.

(2) This amount consists of (i) $5,243 paid by the Company into its 401(k) plan for the account of Mr. Frank, an amount equal to 25% of his contributions until such contribution was discontinued in October, 1995; and (ii) $6,504, $5,508 and $1,896 that Mr. Frank received under three substantially identical agreements amended in 1987 in consideration of the waiver by Mr. Frank of his bankruptcy claims for annuity rights in the Company's predecessor's bankruptcy.

(3) This amount represents a contribution by the Company to its 401(k) plan for the account of this executive, an amount equal to 25% of his contributions until such contribution was discontinued in October, 1995.

COMPENSATION AGREEMENTS

Mr. Frank and Mr. Allan. The Company has three-year employment agreements with each of Messrs. Frank and Allan (sometimes hereinafter referred to as the "executive") commencing September 1, 1993 that provide for base salaries of $100,000 (Mr. Frank) and $96,200 increasing to $115,050 (Mr. Allan). The agreements provide for the payment of annual management bonuses based upon the defined profits of the Company's operating division, with Mr. Frank entitled to a minimum bonus of fifteen percent of base salary. The aggregate amount of such management bonuses payable each year to the executives and to all other executives is not to exceed 8% of such defined profits and the allocation thereof is made by the Compensation Committee of the Company based on recommendations of Mr. Frank as Chief Executive Officer. Mr. Allan is also entitled to an executive bonus calculated as a percentage of defined annual profits of the Company that exceed $2,000,000.

In the event of non-renewal of the agreements, the executive is entitled to an aliquot portion of the bonuses he would have earned during the year of non-renewal, since the contract year does not coincide with the fiscal year of the Company. The agreements also provide that if the executive's employment terminates by reason of his death or disability, he is entitled to the greater of two years' salary (one year for Mr. Allan) or the salary for the balance of the term of the agreement and the minimum bonus for such period in the case of Mr. Frank and the management bonus that would otherwise have been paid in the case of Mr. Allan. If the executive's employment is otherwise terminated without cause, he is entitled to his salary and bonuses for the greater of one year or the balance of the term of the agreement.

The agreements provide for car allowances, and the executives are eligible to participate in all defined contribution plans, survivor and supplemental benefits, short and long-term disability benefits, and all other benefit plans and perquisites available now or in the future to the senior executives of the Company.

The agreements also provide for certain termination rights in the event of a change in control of the Company. Change in control is defined to include certain changes in the make-up of the Company's board of directors or a sale of the Company's assets or business. Each executive has the right to terminate his employment within a defined period (ranging up to one year) following a change in control and (i) to be paid his base salary for a period of up to 24 months following such termination; (ii) to continue to receive for a like period the benefits that he is entitled to receive under his agreement and
(iii) to be paid 25% of base salary in lieu of all bonus entitlement. The agreements also provide for substantially the same payments and benefits in the event the executive's employment is terminated by the Company without cause as a result of a change in control. In the event of any termination other than for cause, or voluntary resignation in the absence of a change in control, the executive's options become fully exercisable for a period of seven months following termination. If a change in control had occurred on June 1, 1996, and if each of Messrs. Frank and Allan had exercised his rights of termination, payments by the Company would have been approximately $550,000 in the aggregate.

Mr. Frank. Mr. Frank also receives compensation of $13,908 per year, in the aggregate, under three substantially identical agreements amended in 1987 in consideration of the waiver by Mr. Frank of his bankruptcy claims for annuity rights in the Company's predecessor's bankruptcy. The amended agreements provide for payments to be made for a period of fifteen years subsequent to January 1988 of $6,504, $5,508 and $1,896 per year for the three agreements, respectively.


STOCK OPTION GRANTS. During fiscal 1996, no option grants relating to the Company's shares were made to any of the named executives officers. Oakhurst made an option grant to Mr. Allan covering 5,000 shares of Oakhurst common stock at an exercise price of $1.25 per share.

                           --------------------------

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

During fiscal 1996, no option grants were made to, and there were no option exercises by, any of the named executive officers.

The following table sets forth certain information at February 29, 1996, the Company's fiscal year end, based upon (i) the average of the bid and asked price per share of the Company's common stock ($0.06) on that date, and (ii) the closing price per share of Oakhurst's common stock, ($1.187) on that date, as they relate to stock options held at that date by each of the individuals named in the Summary Compensation Table. The "value" of unexercised in-the-money options is the difference between the market value of the common stock subject to the options at February 29, 1996 and the exercise (purchase) price of the option shares, assuming the options were exercised and the shares sold on that date for such market value. None of the options relating to the Company's common stock were in the money at February 29, 1996.

                                           Number of Securities               Value of Unexercised
                                          Underlying Unexercised             in-the-Money Options at
                                        Options at Fiscal Year End               Fiscal Year End
       Name                             Exercisable     Unexercisable       Exercisable   Unexercisable
       ----                             -----------     -------------       -----------   -------------
THE COMPANY'S COMMON STOCK
Bernard H. Frank                           23,141            --                --                --
Terrance W. Allan                           9,257            --                --                --

OAKHURST COMMON STOCK
Bernard H. Frank                           48,327            --                --                --
Terrance W. Allan                          13,415          5,916               --                --

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION FOR THE FISCAL YEAR ENDED FEBRUARY 29, 1996

This report has been prepared by the Compensation Committee of the Board of Directors of the Company and addresses the Company's compensation policies with respect to the Chief Executive Officer and executive officers of the Company in general for the 1996 fiscal year. Except for Mr. Frank, each member of the Committee is a non-employee director.


COMPENSATION POLICY

The overall intent of the Committee in respect of executive officers is to establish levels of compensation that provide appropriate incentives in order to command high levels of individual performance and thereby increase the value of the Company to its stockholders, and that are sufficiently competitive to retain and attract the skills required for the success and profitability of the Company. The principal components of executive compensation are salary, bonus and stock options.


CHIEF EXECUTIVE OFFICER'S COMPENSATION

The chief executive officer's salary was determined in the same manner as Mr. Allan's, described below.

OTHER EXECUTIVE OFFICERS

Each executive is compensated under a written employment agreement that was negotiated between the executive and the chief executive officer of Oakhurst Company, Inc., the Company's parent ("Oakhurst"). The agreement was reviewed by Oakhurst's Compensation Committee and approved by the Company's Compensation Committee with Mr. Frank abstaining from voting on his own agreement.

MESSRS. FRANK AND ALLAN

Salary. Both executives are long term employees of the Company and its predecessor, and Mr. Frank is a founder of the original business. Accordingly, the salary of each executive was based on the level of his prior salary and the subjective judgement of the members of the Committee as to the value of the executive's past contribution and potential future contribution to the profitability of the business.

Bonuses. No bonuses were paid in or on account of services performed in fiscal 1996.

Stock Options. No stock options relating to the Company's common stock were granted to the executive officers during or on account of individual or Company performance in fiscal 1996. The Committee believes that it is important in aligning management's and stockholders' interests in the enhancement of stockholder value over the long term. Accordingly, the Stock Plans Committee of Oakhurst granted options to Mr. Allan in fiscal 1996. The exercise price of stock options granted by Oakhurst is equal to the market price of the Common Stock on the date of grant. The stock option grants were made to Mr. Allan in 1996 in recognition of his services to the Company during the year and prior years and were in amounts deemed in the subjective judgement of Oakhurst's Stock Plans Committee to be appropriate.

Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code (enacted in 1993) generally disallows a tax deduction to public companies for compensation over $1 million paid to its chief executive officer and its four other most highly compensated executives. The Company's compensation payable to any one executive officer (including potential income from outstanding stock options) is currently and for the foreseeable future unlikely to reach that threshold. In addition, because of the significant net operating loss carryforwards of the Company, the deductibility of compensation payments is not currently an issue. However, should circumstances change, the Compensation Committee will study the matter and make recommendations to the Board of Directors.

The Compensation Committee:  Robert M. Davies; Bernard H. Frank


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Frank is a director, executive officer and employee of the Company and a director and executive officer of Oakhurst. Messrs. Abernathy, Auerbach, Davies and Lever also serve as directors of Oakhurst.

DIRECTORS' COMPENSATION

No fees are paid to directors for attendance at board or committee meetings. However, board members are entitled to reimbursement of out-of-pocket expenses incurred in attending such meetings.


The Performance Graph and the Report of the Compensation Committee on Executive Compensation in this Item 11 are not and shall not be deemed incorporated by reference into any filings of the Company with the Securities and Exchange Commission by implication or by any reference in any such filings to this Proxy Statement.

                             ----------------------

PERFORMANCE GRAPH

The following graph assumes an investment of $100 on February 29, 1992 and compares annual changes thereafter in the market price of the Company's Common Stock with (i) the Dow Jones Equity Market Index (a broad market index), and
(ii) the Dow Jones Retailers - Other Specialty Index, a group of companies whose marketing strategy is focused on a limited product line, such as automotive parts. Both indices are published in the Wall Street Journal.




                                 1992       1993      1994       1995       1996
Steel City Products, Inc.         100.00      83.33      66.67      25.33     16.00
Dow Jones Equity                  100.00     111.11     119.86     101.29    133.18
Dow Jones Retailers - Other       100.00     120.29     117.14     105.39    102.71

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of the Common Stock at May 1, 1996 by (i) each person known by the Company to own beneficially 5% or more of the outstanding Common Stock; (ii) each of the directors of the Company; (iii) the executive officers named in the Summary Compensation Table, in Item 11, above; and (iv) all directors and executive officers as a group. Except as otherwise indicated in the footnotes, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to the shares of Common Stock shown as beneficially owned by them.

Name and Address                       Number of Shares of            Percentage of
of Beneficial Owner                  Series A Preferred Stock              Class
- - -------------------                  ------------------------         -------------
Oakhurst Company, Inc.                      1,938,526                      100%
1001 Santerre Drive
Grand Prairie, Texas  75050

Name and Address                      Number of Shares of             Percentage of
of Beneficial Owner                       Common Stock                     Class
- - -------------------                       ------------                -------------
Oakhurst Company, Inc.                       286,955                      10.0%
1001 Santerre Drive
Grand Prairie, Texas  75050

Special Situations                           200,000                       6.2%
Fund, L.P.  (1)
625 Madison Avenue
New York, New York  10022

- - ---------------
(1) By agreement with the Company dated June 25, 1990, as amended, Special Situations Fund, LLP agreed not to increase its beneficial ownership of the Common Stock of the Company or Oakhurst above 8.2% of the then outstanding shares except in transactions to which the Company or Oakhurst, as the case may be, is a party or under certain other circumstances.

                            ------------------------

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth information regarding beneficial ownership of the Company's Common Stock (including Common Stock issuable upon exercise of outstanding options) by each director, each executive officer named in the "Summary Compensation Table," below, and by all directors and executive officers of the Company as a group. The information has been furnished by the directors and officers of the Company themselves. No director or officer owns any shares of Preferred Stock of the Company.

Name and Address                                   Number of Shares            Percentage of
of Beneficial Owner                                 of Common Stock                Class
- - -------------------                                ----------------            -------------
Bernard H. Frank  . . . . . . . . . . . . . . . . . .     23,141 (1)                    *
Terrance W. Allan . . . . . . . . . . . . . . . . . .      9,257 (1)                    *
Mark Auerbach   . . . . . . . . . . . . . . . . . . .        -0-                       --
Joel S. Lever   . . . . . . . . . . . . . . . . . . .     40,819                     19.3%
Robert M. Davies  . . . . . . . . . . . . . . . . . .        -0-                       --

All directors and
executive officers as a group, 6 persons  . . . . . .    211,389 (1)                  6.9%

- - ---------------
*  Less than 1%

(1) These shares are purchasable under outstanding stock options, exercisable at $0.625 per share.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reference is made to "Compensation of Directors" and "Compensation Committee Interlocks and Insider Participation" in Item 11, above.

                    ---------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        STEEL CITY PRODUCTS, INC.


                                          /s/  Bernard H. Frank
                                        -----------------------------------
                                            Bernard H. Frank
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           SIGNATURES                           TITLES                     DATE
                                   Chairman of the Board
                                   Chief Executive Officer
   /s/ Bernard H. Frank            (principal executive officer)     August 26, 1996
- - -----------------------------      Director
       BERNARD H. FRANK

                                   Chief Financial Officer
                                   (principal financial and
  /s/ Mark Auerbach                 accounting officer)              August 26, 1996
- - -----------------------------
      MARK AUERBACH


                                   Executive Vice President
*                                  Director                          August 26, 1996
- - -----------------------------
      TERRANCE W. ALLAN


*                                  Director                          August 26, 1996
- - -----------------------------
      ROBERT M. DAVIES


*By: /s/ Roger M. Barzun
    -------------------------
         Roger M. Barzun
         Attorney-in-Fact