Form 10-Q
period 1996-08-31
STEEL CITY PRODUCTS INC
filed 1996-10-16
CIK 46535

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: August 31, 1996
                                ----------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                              ----------  ----------

Commission file number: 0-2572

                           STEEL CITY PRODUCTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               DELAWARE                                        55-0437067
      ------------------------                             -------------------
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

                                 (972) 660-4499
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

       At October 1, 1996, 3,238,061 shares of the Registrant's Common Stock, $0.01 par value per share, were issued and outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART I - FINANCIAL INFORMATION



ITEM 1.       FINANCIAL STATEMENTS



                         INDEX TO FINANCIAL STATEMENTS

                           STEEL CITY PRODUCTS, INC.



Balance Sheets at August 31, 1996 (unaudited)
  and February 29, 1996 . . . . . . . . . . . . . . . . . . . . . . . . .      3


Statements of Operations for the three month periods ended
  August 31, 1996 and August 31, 1995 (unaudited) . . . . . . . . . . . .      4


Statements of Operations for the six month periods ended
  August 31, 1996 and August 31, 1995 (unaudited) . . . . . . . . . . . .      5


Statement of Stockholders' Equity for the six months
  ended August 31, 1996 (unaudited) . . . . . . . . . . . . . . . . . . .      6


Statements of Cash Flows for the six month periods ended
  August 31, 1996 and August 31, 1995 (unaudited) . . . . . . . . . . . .      7


Notes to financial statements (unaudited) . . . . . . . . . . . . . . . .      8

                           STEEL CITY PRODUCTS, INC.
                                BALANCE SHEETS
               (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS                                     AUGUST 31,   FEBRUARY 29,
                                                                                  1996          1996
                                                                                ----------   -----------
                                                                               (Unaudited)
Current assets:
  Cash and cash equivalents.................................................     $      7      $        3
  Trade accounts receivable, less allowance of $337 and $419, respectively..        2,964           2,512
  Advances to Oakhurst Company, Inc.........................................        4,755           2,051
  Notes receivable - Oakhurst Company, Inc..................................          262             249
  Inventories...............................................................        3,977           4,493
  Deferred tax asset........................................................           75              75
  Other.....................................................................          157             287
                                                                                 --------      ----------
            Total current assets............................................       12,197           9,670
                                                                                 --------      ----------
Property and equipment, at cost.............................................        1,998           1,998
  Less accumulated depreciation.............................................         (851)           (752)
                                                                                 --------      ----------
                                                                                    1,147           1,246
                                                                                 --------      ----------

Deferred tax asset, less valuation allowance of $48,300.....................        2,018           2,018
Notes receivable - Oakhurst Company, Inc., long-term portion................        1,148           1,282
Other assets................................................................          431             315
                                                                                 --------      ----------
                                                                                    3,597           3,615
                                                                                 --------      ----------

                                                                                 $ 16,941      $   14,531
                                                                                 ========      ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................................     $  3,431      $    3,650
  Accrued compensation......................................................          256             272
  Current maturities of long-term obligations...............................          280             260
  Net obligation of discontinued business segment-current portion...........          526             465
  Due to affiliate..........................................................          198              97
  Other.....................................................................           61             175
                                                                                 --------      ----------
            Total current liabilities.......................................        4,752           4,919
                                                                                 --------      ----------
Long-term obligations:
  Net obligation of discontinued business segment...........................          349             678
  Long-term debt............................................................        4,330           1,428
  Other long-term obligations...............................................           96             110
                                                                                 --------      ----------
                                                                                    4,775           2,216
                                                                                 --------      ----------
Commitments and contingencies...............................................

Stockholders' equity:
  Preferred stock, par value $0.01 per share; authorized
     5,000,000 shares, issued 1,938,526 shares;
     liquidation preference $10,135.........................................           19              19
  Common stock, par value $0.01 per share; authorized
     5,000,000 shares; issued 3,238,061 shares..............................           32              32
  Additional paid-in capital................................................       43,824          43,824
  Deficit (Reorganized on August 26, 1989)..................................      (36,460)        (36,478)
  Treasury stock, at cost, 207 common shares................................           (1)             (1)
                                                                                 --------      ----------
            Total stockholders' equity......................................        7,414           7,396
                                                                                 --------      ----------

                                                                                 $ 16,941      $   14,531
                                                                                 ========      ==========



  The accompanying notes are an integral part of these financial statements.

                           STEEL CITY PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)





                                                               THREE MONTHS      THREE MONTHS
                                                                  ENDED             ENDED
                                                                AUGUST 31,        AUGUST 31,
                                                                   1996              1995
                                                                ----------        ----------
    Sales...................................................    $    4,941        $    7,078
    Other income............................................           170               138
                                                                ----------        ----------
                                                                     5,111             7,216
                                                                ----------        ----------

    Cost of goods sold, including occupancy and
      buying expenses.......................................         3,957             5,655
    Operating, selling and administrative expenses..........         1,019             1,218
    Provision for doubtful accounts.........................             9               201
    Interest expense........................................           125                72
                                                                ----------        ----------
                                                                     5,110             7,146
                                                                ----------        ----------

    Net income before income taxes and
      undistributed earnings of investment in affiliate.....             1                70

    Income tax (expense) benefit............................            (8)               16
    Undistributed earnings of investment in affiliate.......            54                 -
                                                                ----------        ----------

    Net income .............................................            47                86

    Effect of Series A Preferred Stock dividends............          (253)             (253)
                                                                ----------        ----------

    Net loss attributable to common stockholders............    $     (206)       $     (167)
                                                                ==========        ==========


    Net loss per share attributable to common
      stockholders after preferred stock dividends..........    $    (0.06)       $    (0.05)
                                                                ==========        ==========
    Weighted average number of shares outstanding
      used in computing per share amount....................     3,238,061         3,238,061
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

                           STEEL CITY PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)





                                                                          SIX MONTHS       SIX MONTHS
                                                                            ENDED             ENDED
                                                                           AUGUST 31,       AUGUST 31,
                                                                             1996              1995
                                                                          ----------        ----------
    Sales.............................................................    $   10,037        $   14,914
    Other income......................................................           272               219
                                                                          ----------        ----------
                                                                              10,309            15,133
                                                                          ----------        ----------

    Cost of goods sold, including occupancy and
      buying expenses.................................................         8,119            11,919
    Operating, selling and administrative expenses....................         2,017             2,385
    Provision for doubtful accounts...................................            29               257
    Interest expense..................................................           237               147
                                                                          ----------        ----------
                                                                              10,402            14,708
                                                                          ----------        ----------

    Net (loss) income before income taxes and
      undistributed earnings of investment in affiliate...............           (93)              425

    Income tax expense................................................            (8)             (128)
    Undistributed earnings of investment in affiliate.................           119                 -
                                                                          ----------        ----------
    Net income .......................................................            18               297

    Effect of Series A Preferred Stock dividends......................          (506)             (506)
                                                                          ----------        ----------

    Net loss attributable to common stockholders......................    $     (488)       $     (209)
                                                                          ==========        ==========


    Net loss per share attributable to common
      stockholders after preferred stock dividends....................    $    (0.15)       $    (0.06)
                                                                          ==========        ==========

    Weighted average number of shares outstanding
      used in computing per share amount..............................     3,238,061         3,238,061
                                                                          ==========        ==========





   The accompanying notes are an integral part of these financial statements.

                           STEEL CITY PRODUCTS, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                        SIX MONTHS ENDED AUGUST 31, 1996
                             (DOLLARS IN THOUSANDS)
                                  (Unaudited)





                                      PREFERRED STOCK          COMMON STOCK          ADDITIONAL    RETAINED       TREASURY STOCK
                                  ----------------------    ----------------------    PAID-IN      EARNINGS     ------------------
                                   SHARES     PAR VALUE      SHARES     PAR VALUE     CAPITAL     (DEFICIT)      SHARES     COST
                                  ---------  -----------    ---------  -----------   ----------   ---------     -------    -------
Balances, February 29, 1996...... 1,938,526     $19         3,238,061      $32       $43,824      ($36,478)       207       ($1)




Net income for the period........                                                                       18




                                  ---------     ---         ---------      ---       -------      --------        ---        --
Balances, August 31, 1996........ 1,938,526     $19         3,238,061      $32       $43,824      ($36,460)       207       ($1)
                                  =========     ===         =========      ===       =======      ========        ===        ==





   The accompanying notes are an integral part of these financial statements.

                           STEEL CITY PRODUCTS, INC.
                            STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)
                                  (Unaudited)



                                                                       SIX MONTHS     SIX MONTHS
                                                                         ENDED           ENDED
                                                                       AUGUST 31,      AUGUST 31,
                                                                          1996           1995
                                                                     ------------     -----------
    Cash flows from operating activities:
       Net income.................................................      $    18        $   297
       Adjustments to reconcile net income
           to net cash provided by (used in) operating activities:
            Depreciation and amortization.........................          140             96
            Loss on retirement of asset...........................            -             10
            Deferred tax expense..................................            -            151
            Undistributed earnings of investment in affiliate.....         (119)             -
       Other changes in operating assets and liabilities:
            Accounts receivable...................................         (452)           691
            Inventories...........................................          516            792
            Accounts payable......................................         (219)        (1,137)
            Other.................................................          189           (178)
                                                                        -------        -------
    Net cash provided by (used in) operating activities of:
       Continuing operations......................................           73            722
       Discontinued operations....................................         (268)          (274)
                                                                        -------        -------
    Net cash (used in) provided by operating activities...........         (195)           448
                                                                        -------        -------

    Cash flows from investing activities:
       Advances to Oakhurst Company, Inc..........................       (2,704)          (492)
       Collection of note receivable, Oakhurst Company, Inc.......          121            337
       Additions to property and equipment........................            -            (27)
       Other......................................................            -              2
                                                                        -------        -------
    Net cash used in investing activities.........................       (2,583)          (180)
                                                                        -------        -------

    Cash flows from financing activities:
       Net borrowings under revolving credit agreement............        3,193              -
       Proceeds from long-term borrowings.........................        1,500              -
       Principal payments on long-term obligations................       (1,785)          (293)
       Deferred loan costs........................................         (126)             -
                                                                        -------        -------
    Net cash provided by (used in) financing activities...........        2,782           (293)
                                                                        -------        -------

    Net increase (decrease) in cash and cash equivalents..........            4            (25)
    Cash and cash equivalents at beginning of period..............            3             29
                                                                        -------        -------
    Cash and cash equivalents at end of period....................      $     7        $     4
                                                                        =======        =======





   The accompanying notes are an integral part of these financial statements.

                           STEEL CITY PRODUCTS, INC.
                        SIX MONTHS ENDED AUGUST 31, 1996
                         NOTES TO FINANCIAL STATEMENTS

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

         On March 28, 1996, Oakhurst obtained replacement financing from an institutional lender that provides for a total facility for Oakhurst and its subsidiaries of $9.5 million, comprised of a new SCPI term loan of $1.5 million (the "Fixed Asset Loan") and a maximum revolving credit facility of $8 million (the "Revolver") (collectively, the "Credit Facility"). The amounts outstanding under the Term Loan and the prior Oakhurst revolving credit agreement were repaid with part of the proceeds of the refinancing. The Credit Facility requires separate loans to be made directly to Oakhurst's subsidiaries, including SCPI. The initial funding of the Revolver resulted in a loan to SCPI of approximately $2.1 million. SCPI immediately advanced these funds to Oakhurst to enable it to repay a portion of the amounts outstanding under the previous revolving debt. The advance bears interest at the same rate as the Credit Facility. In connection with the new financing, Oakhurst and its subsidiaries incurred loan costs and fees of approximately $250,000, of which $126,000 were attributable to SCPI.

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

3.  RECENTLY ISSUED ACCOUNTING STANDARD

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This statement is effective beginning in the current fiscal year. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees", but would be required to disclose in a note to the financial statements pro forma net income and earnings per share as if the company had applied the new method of accounting.

         In the first quarter of the current fiscal year, the Company elected not to adopt the fair value method of accounting for employee stock-based transactions and will continue to account for such transactions under the provisions of APBO No. 25.

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

         From time to time the information provided by the Company or statements made by its employees may contain so- called "forward looking" information that involves risks and uncertainties. In particular, statements contained in this Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are not historical facts (including, but not limited to statements concerning anticipated sales, profit levels, customers and cash flows) are forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to the factors discussed above as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. Each of these factors and others are discussed from time to time in the Company's Securities and Exchange Commission filings.

MATERIAL CHANGES IN FINANCIAL CONDITION

         At August 31, 1996, SCPI's debt primarily consisted of a term loan of approximately $1.4 million secured by a mortgage on SCPI's real estate, and notes payable with outstanding principal balances aggregating approximately $820,000 that were issued in connection with the settlement of certain contingent liabilities related to SCPI's former retail division. SCPI also has revolving debt of approximately $3.2 million (see below) which was borrowed primarily to repay prior revolving debt of Oakhurst, and which is largely offset by advances receivable from Oakhurst that bear interest at the same rate as the revolving debt.

         Oakhurst and its subsidiaries, including SCPI, have available financing under a revolving credit facility (the "Revolver") from an institutional lender up to a maximum of $8 million, subject to defined levels of the subsidiaries' accounts receivable and inventories. Management believes that the Revolver will provide adequate funding for SCPI's foreseeable working capital requirements.

         As of August 31, 1996, there had been no other material changes in the Company's financial condition from February 29, 1996, discussed in Item 7 of the Company's Annual Report on Form 10-K for fiscal 1996.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

         In the current year, management expects sales to be lower than in fiscal 1996. As part of a strategic evaluation of the business, SCPI has reduced expenses so as to mitigate negative cash flow from operations while new customers and product lines are sought. In the first half of the current year, cash flow from continuing operations was positive, despite the lower sales levels, but not in amounts sufficient to satisfy all of SCPI's scheduled principal reductions. There can be no assurance that SCPI can obtain enough new customers or sufficient levels of new business to return sales and profits to historical levels.

         Operations include the results of SCPI's operating division, Steel City Products, a distributor of automotive parts and accessories based in Pittsburgh, Pennsylvania. During the three months ended August 31, 1996, Steel City Products began to ship pet supplies to certain customers.


THREE MONTHS ENDED AUGUST 31, 1996 COMPARED WITH THREE MONTHS ENDED AUGUST 31, 1995

         Compared to the second quarter of the prior year, sales decreased by approximately $2.1 million as a result of the loss of two of SCPI's largest customers during the prior year. One customer was lost in October 1995 due to its bankruptcy, while the other changed its source of supply in January 1996. These two customers accounted for a decrease in sales in the current year second quarter of approximately $2.6 million. Sales to existing customers increased by approximately $150,000 compared with the prior year second quarter, and there were sales aggregating $285,000 to new customers during the current year second quarter.

         In the second quarter of the current year, SCPI experienced the first sales of a new product line, after its introduction of non-food pet merchandise in the first quarter. These sales, principally to existing customers, totaled approximately $20,000.

         Other income increased by $32,000 over the second quarter of the prior year, due to higher interest income of about $58,000 on advances to Oakhurst. However, this gain is offset by higher interest expense. Revenues relating to an annual summer auto show were lower by $30,000 compared with the prior year second quarter, primarily due to a smaller show in the current year.

         Gross profits decreased by $439,000 in the second quarter compared with the second quarter of the prior year, in relation to the loss of sales to two major customers previously discussed. The net effect on profits in the current year second quarter relating to the loss of such customers was $345,000. The remainder of the profit decline is attributable to a lower gross margin earned with existing customer business, which resulted primarily from changes in existing customer product mixes, and because of competition. Gross profits derived from new customers only partially offset the effect of the lower gross margin.

         Operating, selling and administrative expenses decreased by $199,000 when compared to the second quarter of the prior year. After excluding royalty expense, which is more than offset by the undistributed earnings of investment in affiliate, the expense decrease was approximately $250,000, and resulted principally from management's efforts to reduce SCPI's expenses and work force in reaction to the lower levels of sales.

         There was a decrease of $192,000 in the provision for doubtful accounts in the current year second quarter compared with the same period in the prior year, when the Company recorded a provision for the expected bankruptcy of a large customer.


SIX MONTHS ENDED AUGUST 31, 1996 COMPARED WITH SIX MONTHS ENDED AUGUST 31, 1995

         When compared to the prior year, sales decreased by approximately $4.9 million as a result of the loss of the two large customers during the prior year, as previously discussed. These two customers accounted for a decrease in sales in the current year of approximately $6.1 million. This reduction was only partially offset by the addition of new customers during the latter part of the prior year and in the current year. Sales to new customers in the current year were approximately $1.4 million.

         Other income increased by $53,000 over the prior year, due to higher interest income on advances to Oakhurst. However, this gain is offset by higher interest expense.

         Gross profits decreased by approximately $1.1 million in the first half of the current year compared with the same period of the prior year, in relation to the loss of sales to two major customers previously discussed. Profits derived from new customers were entirely offset by reduced profits earned on existing customer business, due to lower gross margins. The lower gross margins resulted primarily from changes in existing customer product mixes. Buying and occupancy costs decreased by approximately $40,000, but increased by almost 1% as a percentage of sales.

         Operating, selling and administrative expenses decreased by $368,000 when compared to the prior year. After excluding royalty expense, which is more than offset by the undistributed earnings of investment in affiliate, the expense decrease was approximately $468,000, and resulted principally from management's efforts to reduce SCPI's expenses and work force in reaction to the lower levels of sales.

         There was a decrease of $228,000 in the provision for doubtful accounts compared with the prior year, when the Company recorded provisions for the bankruptcies of several customers, including one of its largest customers in the second quarter.

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


                                                STEEL CITY PRODUCTS, INC.




Date:October 11, 1996                           By: /s/ Bernard H. Frank
                                                    ----------------------------
                                                    Bernard H. Frank
                                                    Chief Executive Officer


Date:October 11, 1996                           By: /s/ Mark Auerbach
                                                    ----------------------------
                                                    Mark Auerbach
                                                    Chief Financial Officer

                              INDEX TO EXHIBITS


Exhibit Number                Description
--------------                -----------
      27                Financial Data Schedule