Form 10-Q
period 1996-11-30
STEEL CITY PRODUCTS INC
filed 1997-01-14
CIK 46535

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:   November 30, 1996
                                  -----------------

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                     to
                                ------------------     -------------------

Commission file number:   0-2572

                             STEEL CITY PRODUCTS, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                     55-0437067
         ---------------------------                        ----------------

            (State of Incorporation)                        (I.R.S. Employer
                                                             Identification No.)


                  1001 SANTERRE DRIVE, GRAND PRAIRIE, TEXAS
                                    75050
         -----------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                   (972) 660-4499
 -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
      (Former name, former address, and former fiscal year, if changed since last report)


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

       At January 1, 1997, 3,238,061 shares of the Registrant's Common Stock, $0.01 par value per share, were issued and outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART I - FINANCIAL INFORMATION



ITEM 1.       FINANCIAL STATEMENTS



                         INDEX TO FINANCIAL STATEMENTS

                           STEEL CITY PRODUCTS, INC.


Balance Sheets at November 30, 1996 (unaudited)
  and February 29, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . .   3


Statements of Operations for the three month periods ended
  November 30, 1996 and November 30, 1995 (unaudited) . . . . . . . . . . .   4


Statements of Operations for the nine month periods ended
  November 30, 1996 and November 30, 1995 (unaudited) . . . . . . . . . . .   5


Statement of Stockholders' Equity for the nine months
  ended November 30, 1996 (unaudited)   . . . . . . . . . . . . . . . . . .   6


Statements of Cash Flows for the nine month periods ended
  November 30, 1996 and November 30, 1995 (unaudited) . . . . . . . . . . .   7


Notes to financial statements (unaudited) . . . . . . . . . . . . . . . . .   8

                           STEEL CITY PRODUCTS, INC.
                                 BALANCE SHEETS
                (Dollar amounts in thousands, except share data)

                                  ASSETS                                         November 30,  February 29,
                                                                                     1996          1996
                                                                                 -----------   -----------
                                                                                   (Unaudited)
Current assets:
  Cash and cash equivalents...................................................   $         2   $         3
  Trade accounts receivable, less allowance of $342 and $419, respectively....         2,370         2,512
  Advances to Oakhurst Company, Inc...........................................         5,158         2,051
  Notes receivable - Oakhurst Company, Inc....................................           269           249
  Inventories.................................................................         2,937         4,493
  Deferred tax asset..........................................................            75            75
  Other.......................................................................           153           287
                                                                                 -----------   -----------
            Total current assets..............................................        10,964         9,670
                                                                                 -----------   -----------

Property and equipment, at cost...............................................         2,000         1,998
  Less accumulated depreciation...............................................          (901)         (752)
                                                                                 -----------   -----------
                                                                                       1,099         1,246
                                                                                 -----------   -----------

Deferred tax asset, less valuation allowance of $48,300.......................         2,018         2,018
Notes receivable - Oakhurst Company, Inc., long-term portion..................         1,079         1,282
Investment in Oakhurst Holdings, Inc..........................................           245           -
Other assets..................................................................           230           315
                                                                                 -----------   -----------
                                                                                       3,572         3,615
                                                                                 -----------   -----------
                                                                                 $    15,635   $    14,531
                                                                                 ===========   ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable............................................................   $     2,998   $     3,650
  Accrued compensation........................................................           221           272
  Current maturities of long-term obligations.................................           288           260
  Net obligation of discontinued business segment-current portion.............           530           465
  Due to affiliate............................................................           241            97
  Other.......................................................................            82           175
                                                                                 -----------   -----------
            Total current liabilities.........................................         4,360         4,919
                                                                                 -----------   -----------
Long-term obligations:
  Net obligation of discontinued business segment.............................           349           678
  Long-term debt..............................................................         3,630         1,428
  Other long-term obligations.................................................            89           110
                                                                                 -----------   -----------
                                                                                       4,068         2,216
                                                                                 -----------   -----------
Commitments and contingencies.................................................

Stockholders' equity:
  Preferred stock, par value $0.01 per share; authorized
     5,000,000 shares, issued 1,938,526 shares;
     liquidation preference $10,135...........................................            19            19
  Common stock, par value $0.01 per share; authorized
     5,000,000 shares; issued 3,238,061 shares................................            32            32
  Additional paid-in capital..................................................        43,824        43,824
  Deficit (Reorganized on August 26, 1989)....................................       (36,667)      (36,478)
  Treasury stock, at cost, 207 common shares..................................            (1)           (1)
                                                                                 -----------   -----------
            Total stockholders' equity........................................         7,207         7,396
                                                                                 -----------   -----------
                                                                                 $    15,635   $    14,531
                                                                                 ===========   ===========


  The accompanying notes are an integral part of these financial statements.

                           STEEL CITY PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)
                                  (Unaudited)





                                                               Three Months    Three Months
                                                                  Ended           Ended
                                                               November 30,    November 30,
                                                                  1996            1995
                                                               ------------    -----------
    Sales..................................................... $     4,264     $     5,958
    Other income..............................................         117              62
                                                               ------------    -----------
                                                                     4,381           6,020
                                                               ------------    -----------

    Cost of goods sold, including occupancy and
      buying expenses.........................................       3,559           4,880
    Operating, selling and administrative expenses............         933           1,060
    Provision for doubtful accounts...........................          13              10
    Interest expense..........................................         128              67
                                                               ------------    -----------
                                                                     4,633           6,017
                                                               ------------    -----------

    Net (loss) income before income taxes and
      undistributed earnings of investment in affiliate.......        (252)              3

    Income tax expense........................................          (1)         (1,510)
    Undistributed earnings of investment in affiliate.........          46               -
                                                               ------------    -----------
    Net loss..................................................        (207)         (1,507)

    Effect of Series A Preferred Stock dividends..............        (253)           (253)
                                                               ------------    -----------

    Net loss attributable to common stockholders.............. $      (460)    $    (1,760)
                                                               ============    ===========

    Net loss per share attributable to common
      stockholders after preferred stock dividends............ $     (0.14)    $     (0.54)
                                                               ============    ===========

    Weighted average number of shares outstanding
      used in computing per share amount......................   3,238,061       3,238,061
                                                               ============    ===========





   The accompanying notes are an integral part of these financial statements.

                           STEEL CITY PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)
                                  (Unaudited)


                                                          Nine Months      Nine Months
                                                             Ended            Ended
                                                          November 30,     November 30,
                                                             1996             1995
                                                         -------------    -------------
Sales................................................... $     14,301     $      20,871
Other income............................................          389               281
                                                         ------------     -------------
                                                               14,690            21,152
                                                         ------------     -------------

Cost of goods sold, including occupancy and
  buying expenses.......................................       11,678            16,798
Operating, selling and administrative expenses..........        2,950             3,445
Provision for doubtful accounts.........................           42               267
Interest expense........................................          365               214
                                                         ------------     -------------
                                                               15,035            20,724
                                                         ------------     -------------

Net (loss) income before income taxes and
  undistributed earnings of investment in affiliate.....         (345)              428

Income tax expense......................................           (9)           (1,638)
Undistributed earnings of investment in affiliate.......          165                 -
                                                         ------------     -------------
Net loss................................................         (189)           (1,210)

Effect of Series A Preferred Stock dividends............         (759)             (759)
                                                         ------------     -------------

Net loss attributable to common stockholders............ $       (948)    $      (1,969)
                                                         ============     =============


Net loss per share attributable to common
  stockholders after preferred stock dividends.......... $      (0.29)    $       (0.61)
                                                         ============     =============

Weighted average number of shares outstanding
  used in computing per share amount....................    3,238,061         3,238,061
                                                         ============     =============





   The accompanying notes are an integral part of these financial statements.

                           STEEL CITY PRODUCTS, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED NOVEMBER 30, 1996
                             (Dollars in thousands)
                                  (Unaudited)






                                    Preferred Stock            Common Stock       Additional    Retained        Treasury Stock
                                 --------------------      --------------------     Paid-in     Earnings     --------------------
                                  shares    par value       shares    par value     Capital     (Deficit)      shares      cost
                                 ---------  ---------      --------   ---------    ---------    ---------    ---------   --------
Balances, February 29, 1996....  1,938,526        $19     3,238,061        $32      $43,824      ($36,478)         207        ($1)



Net loss for the period........                                                                      (189)


                                 ---------   --------     ----------   -------    ---------     ---------    ---------   --------
Balances,November 30, 1996.....  1,938,526        $19     3,238,061        $32      $43,824      ($36,667)         207        ($1)
                                 =========   ========     ==========   =======    =========     =========    =========   ========





   The accompanying notes are an integral part of these financial statements.

                           STEEL CITY PRODUCTS, INC.
                            STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)
                                  (Unaudited)



                                                                          Nine Months           Nine Months
                                                                             Ended                 Ended
                                                                          November 30,          November 30,
                                                                             1996                  1995
                                                                          ------------          -------------
    Cash flows from operating activities:
       Net loss..................................................         $       (189)          $     (1,210)
       Adjustments to reconcile net loss
           to net cash provided by operating activities:
            Depreciation and amortization........................                  208                    150
            Loss on retirement of asset..........................                  -                       26
            Deferred tax expense.................................                  -                    1,690
            Undistributed earnings of investment in affiliate....                 (165)                   -
       Other changes in operating assets and liabilities:
            Accounts receivable..................................                  142                  1,205
            Inventories..........................................                1,556                  1,920
            Accounts payable.....................................                 (652)                (2,191)
            Other................................................                  206                    (83)
                                                                          ------------           ------------
    Net cash provided by (used in) operating activities of:
       Continuing operations.....................................                1,106                  1,507
       Discontinued operations...................................                 (264)                  (295)
                                                                          ------------           ------------
    Net cash provided by operating activities....................                  842                  1,212
                                                                          ------------           ------------

    Cash flows from investing activities:
       Advances to Oakhurst Company, Inc.........................               (3,107)                (1,220)
       Collection of note receivable, Oakhurst Company, Inc......                  183                    506
       Additions to property and equipment.......................                   (2)                   (86)
       Other.....................................................                  -                       67
                                                                          ------------           ------------
    Net cash used in investing activities........................               (2,926)                  (733)
                                                                          ------------           ------------

    Cash flows from financing activities:
       Net borrowings under revolving credit agreement...........                2,561                    -
       Proceeds from long-term borrowings........................                1,500                    -
       Principal payments on long-term obligations...............               (1,852)                  (445)
       Deferred loan costs.......................................                 (126)                   -
                                                                          ------------           ------------
    Net cash provided by (used in) financing activities..........                2,083                   (445)
                                                                          ------------           ------------

    Net (decrease) increase in cash and cash equivalents.........                   (1)                    34
    Cash and cash equivalents at beginning of period.............                    3                     29
                                                                          ------------           ------------
    Cash and cash equivalents at end of period...................         $          2           $         63
                                                                          ============           ============

Supplemental schedule of non-cash investing and financing activities for the nine month period ended November 30, 1995:

         Capital lease obligations of $76 were incurred when the Company entered into three leases for computer and warehouse equipment.




   The accompanying notes are an integral part of these financial statements.

                           STEEL CITY PRODUCTS, INC.
                      NINE MONTHS ENDED NOVEMBER 30, 1996
                         NOTES TO FINANCIAL STATEMENTS

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


2.  LONG-TERM OBLIGATIONS AND LINE OF CREDIT

       At February 29, 1996, Steel City Products, Inc. ("SCPI") had a term loan (the "Term Loan") with an outstanding balance of approximately $1.7 million, which was secured by a mortgage on SCPI's building, guaranteed by its parent, Oakhurst Company, Inc. ("Oakhurst") and Oakhurst's subsidiaries, and supported by a pledge of the capital stock of Oakhurst's subsidiaries. At that date, Oakhurst had borrowings of $3.8 million outstanding under a revolving credit agreement.

       On March 28, 1996, Oakhurst obtained replacement financing from an institutional lender that provides for a total facility for Oakhurst and its subsidiaries of $9.5 million, comprised of a new SCPI term loan of $1.5 million (the "Fixed Asset Loan") and a maximum revolving credit facility of $8 million (the "Revolver") (collectively, the "Credit Facility"). The amounts outstanding under the Term Loan and the prior Oakhurst revolving credit agreement were repaid with part of the proceeds of the refinancing. The Credit Facility requires that any loans be made directly to Oakhurst's subsidiaries, including SCPI. The initial funding of the Revolver resulted in a loan to SCPI of approximately $2.1 million. SCPI immediately advanced these funds to Oakhurst to enable it to repay a portion of the amounts outstanding under the previous revolving debt. The advance bears interest at the same rate as the Credit Facility. In connection with the new financing, Oakhurst and its subsidiaries incurred loan costs and fees of approximately $255,000, of which $126,000 were attributable to SCPI.

       Borrowings under the Credit Facility bear interest at the higher of the Citibank N.A. base rate plus 1.5%, or $5,000 per month, and borrowings under the Revolver are subject to a borrowing base that is calculated according to defined levels of the accounts receivable and inventories of Oakhurst's subsidiaries. The Credit Facility contains financial covenants, including among others, the maintenance of defined subsidiary and consolidated tangible net worth levels and consolidated current ratio, and limitations on annual cash dividends.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       Steel City Products, Inc. ("SCPI") is a special, limited purpose, majority-owned subsidiary of Oakhurst Company, Inc. ("Oakhurst"). SCPI concentrates on its historical line of business, while any future growth and expansion opportunities are expected to be pursued by one or more subsidiaries of Oakhurst. Through Oakhurst's ownership of SCPI, primarily in the form of preferred stock, Oakhurst retains substantially all the value of SCPI and receives substantially all of the benefit of SCPI's operations through dividends on the preferred stock. Oakhurst's ownership of SCPI is designed to facilitate the preservation and utilization of SCPI's and Oakhurst's net operating tax loss carryforwards, which amount to approximately $149 million.

       Operations include the results of SCPI's operating division, Steel City Products, a distributor of automotive parts and accessories based in Pittsburgh, Pennsylvania. During the three months ended August 31, 1996, Steel City Products began to ship pet supplies to certain customers and during the three months ended November 30, 1996, SCPI opened a new "Wing-Tech" division, to import and distribute automotive "spoilers", also referred to as "wings". The Company plans to distribute spoilers throughout North America using independent sales representatives, and is also supplying spoilers to Oakhurst's Puma Products subsidiary.

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

       SCPI's working capital needs fluctuate primarily due to the amounts of inventory it carries, which can change seasonally; the size and timeliness of payment of receivables from its customers to which from time to time SCPI grants extended payment terms for building seasonal inventories; and the amount of credit extended to SCPI by its suppliers. SCPI participates in a cash concentration system together with the other subsidiaries of Oakhurst. Available cash that is transferred to Oakhurst is reflected as an addition to the advances to Oakhurst.

       From time to time the information provided by the Company or statements made by its employees may contain so-called "forward looking" information that involves risks and uncertainties. In particular, statements contained in this
Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are not historical facts (including, but not limited to statements concerning anticipated sales, profit levels, customers, cash flows and liquidity) are forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to the factors discussed above as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. Each of these factors and others are discussed from time to time in the Company's Securities and Exchange Commission filings.


MATERIAL CHANGES IN FINANCIAL CONDITION

       At November 30, 1996, SCPI's debt primarily consisted of a term loan of approximately $1.3 million secured by a mortgage on SCPI's building, and notes payable with outstanding principal balances aggregating approximately $810,000 that were issued in 1992 in connection with the settlement of certain contingent liabilities related to SCPI's former retail division. SCPI also has revolving debt of approximately $2.6 million (see below). The revolving debt, which was borrowed primarily to repay prior revolving debt of Oakhurst, decreased in the three months ended November 30, 1996 by approximately $635,000, and is largely offset by receivables from Oakhurst for advances made by SCPI that bear interest at the same rate as the revolving debt.

       Oakhurst's ability to repay advances from SCPI is dependent on the operating results of Oakhurst's other subsidiaries and on financing available to those subsidiaries. During the current fiscal year, two of Oakhurst's other subsidiaries, Puma Products, Inc. ("Puma") and H&H Distributors, Inc., have encountered operating losses, and although a third Oakhurst subsidiary, Dowling's Fleet Service Co., Inc., has reflected improved results, Oakhurst has not produced sufficient cash flow to satisfy its debt service requirements, leading to higher working capital borrowings by SCPI and Oakhurst.

       Oakhurst and its subsidiaries, including SCPI, have available financing under a revolving credit facility (the "Revolver") from an institutional lender of up to a maximum of $8 million, subject to defined levels of the subsidiaries' accounts receivable and inventories. Management believes that the Revolver will provide adequate funding for SCPI's foreseeable working capital requirements assuming no material deterioration in current sales or profit levels. Oakhurst's continued ability to repay loans and advances from SCPI will depend on an improvement in the results of operations of its other subsidiaries.

       At November 30, 1996, there had been no other material changes in the Company's financial condition since its February 29, 1996 fiscal year end, described in Item 7 of the Company's Annual Report on Form 10-K for fiscal 1996.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

       In the current year, management expects sales to be lower than in fiscal 1996. As part of a strategic evaluation of the business following the loss of two major customers in fiscal 1996, SCPI reduced expenses so as to mitigate negative cash flow from operations while new customers and product lines were sought. SCPI also has reduced its inventory levels to improve turns and to decrease borrowing levels. In the first three quarters of the current year, cash flow from continuing operations was positive, despite the lower sales levels.

       During the second quarter, SCPI began making sales to a significant new automotive customer, and during the third quarter sales to an existing customer increased significantly. In December 1996, SCPI added a significant supermarket chain to its automotive products base, but this is expected to be offset in part by the loss of Rich's Department Stores, Inc., a customer operating in Chapter 11 that announced in December 1996 that it will cease operations. Also during the second quarter, SCPI began to ship non-food pet supplies, principally to existing small customers. Efforts continue to add larger pet supply customers. During the third quarter, SCPI began operations of the Wing-Tech Division; sales for the quarter were about $75,000. Although management is encouraged by the addition of new customers and product categories, there can be no assurance that SCPI can obtain enough new customers or sufficient levels of new business to return sales and profits to historical levels, or that other customers may not be lost in the future.

THREE MONTHS ENDED NOVEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 1995

       Compared to the third quarter of the prior year, sales decreased by approximately $1.7 million as a result of the loss of two of SCPI's largest customers during the prior year. One customer was lost in

October 1995 due to its bankruptcy, while the other changed its source of supply in January 1996. These two customers accounted for a decrease in sales in the current year third quarter of approximately $1.9 million. Excluding these two customers, there was a net sales increase of approximately $225,000 compared with the prior year third quarter, which consisted of sales to new automotive supply customers of $525,000, sales of the new pet and Wing-Tech product lines of approximately $150,000, partially offset by a decrease in sales of $450,000 to existing customers.

       Other income increased by $55,000 over the third quarter of the prior year, due to higher interest income of about $70,000 on advances to Oakhurst. However, this gain is offset by higher interest expense. Revenues relating to an annual summer auto show were lower by $15,000 compared with the prior year third quarter, primarily due to a smaller show in the current year.

       Gross profits decreased by $373,000 in the third quarter compared with the same quarter of the prior year, attributable to the loss of sales to two major customers discussed above. Profits attributable to such customers in the third quarter of the prior year were $420,000. Profits derived from sales of new product lines and sales to new customers were partially offset by a lower gross margin earned on existing customer business. The lower gross margin was primarily due to changes in customer product mix.

       Operating, selling and administrative expenses decreased by $127,000 when compared to the third quarter of the prior year. After excluding royalty expense, which is more than offset by the undistributed earnings of an investment in an affiliate, the expense decrease was approximately $170,000, and resulted principally from management's efforts to reduce SCPI's expenses and work force in reaction to the lower levels of sales.

       Income tax expense decreased by approximately $1.5 million in the current year third quarter compared to the third quarter of the prior year, due to a charge to deferred tax expense in the prior year that resulted from an increase in the valuation allowance of the deferred tax asset.


NINE MONTHS ENDED NOVEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED NOVEMBER 30, 1995

       When compared to the prior year, sales decreased by approximately $6.6 million as a result of the loss of the two large customers during the prior year, as discussed above. These two customers accounted for a decrease in sales in the current year of approximately $8.1 million. Sales to existing customers decreased by approximately $600,000. These reductions were only partially offset by the addition of new customers and new product lines, which together accounted for sales of approximately $2.1 million.

       Other income increased by $108,000 over the prior year, due to primarily to higher interest income on advances to Oakhurst. However, this gain is offset by higher interest expense.

       Gross profits decreased by approximately $1.5 million in the nine months ended November 30, 1996 compared with the same period of the prior year, attributable to the loss of sales to two major customers previously discussed. Current year to date profits derived from sales of new product lines and to new customers were entirely offset by reduced profits earned on existing customer business, due to lower gross margins. The lower gross margins resulted primarily from changes in existing customer product mixes. Buying and occupancy costs decreased by approximately $60,000, but increased by almost 1% as a percentage of sales.

       Operating, selling and administrative expenses decreased by $495,000 when compared to the prior year. After excluding royalty expense, which is more than offset by the undistributed earnings of investment in affiliate, the expense decrease was approximately $640,000, and resulted principally from management's efforts to reduce SCPI's expenses and work force in reaction to the lower levels of sales.

       There was a decrease of $225,000 in the provision for doubtful accounts compared with the prior year, when the Company recorded provisions for the bankruptcies of several customers, including one of its largest customers in the second quarter.

       Income tax expense decreased by approximately $1.6 million in the current year period compared to the prior year period, due primarily to a charge to deferred tax expense in the prior year that resulted from an increase in the valuation allowance of the deferred tax asset.

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



                                           STEEL CITY PRODUCTS, INC.


Date:  January 10, 1997                    By:     /s/   Bernard H. Frank
                                                  ----------------------------
                                                  Bernard H. Frank
                                                  Chief Executive Officer


Date:  January 10, 1997                    By:     /s/   Mark Auerbach
                                                  ----------------------------
                                                  Mark Auerbach
                                                  Chief Financial Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
