Form 10-K405
period 1997-02-28
STEEL CITY PRODUCTS INC
filed 1997-06-13
CIK 46535

                                  FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1997

                                      OR

       [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                 to
                               ---------------    -----------------------------

Commission file number:   0-2572

                          STEEL CITY PRODUCTS, INC.
            (Exact name of registrant as specified in its charter)

        DELAWARE                                              55-0437067
State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization                            Identification No.)

1001 SANTERRE DRIVE, GRAND PRAIRIE, TEXAS                       75050
(Address of principal executive offices)                      (Zip Code)

      Registrant's telephone number, including area code: (214) 660-4499

         Securities registered pursuant to Section 12(b) of the Act:
                                     NONE

         Securities registered pursuant to section 12(g) of the Act:

                                                 Name of each exchange on which
        Title of each class                                registered
---------------------------------------          -------------------------------
COMMON STOCK, $0.01 PAR VALUE PER SHARE                       NONE


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes..X...  No......

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value at June 1, 1997 of the voting stock held by non-affiliates of the registrant: $164,152

At June 1, 1997, the registrant had 3,238,061 shares of Common Stock outstanding.

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

     Continuing operations of SCPI comprise the distribution of automotive parts and accessories under the name "Steel City Products". In 1996, SCPI established a division to distribute non-food pet supplies.

Formation of Oakhurst Company, Inc.

     Oakhurst Company, Inc. ("Oakhurst") was formed as part of a merger transaction in July 1991, in which SCPI became a majority-owned subsidiary of Oakhurst. In accordance with the merger agreement, Oakhurst owns 10% of the outstanding common stock of SCPI and all of the SCPI Series A Preferred Stock, with the result that the aggregate fair market value of SCPI's common stock and Series A Preferred Stock owned by Oakhurst is equal to approximately 90% of the aggregate fair market value of all the issued and outstanding capital stock of SCPI; consequently, Oakhurst owns 90% of the voting stock of SCPI.

     Pursuant to the merger, SCPI became a special, limited purpose subsidiary that concentrates on its historical distribution business, while any future growth and expansion opportunities are expected to be pursued by Oakhurst or its subsidiaries. Because Oakhurst's ownership of SCPI is primarily in the form of preferred stock, Oakhurst retains the value of SCPI, and Oakhurst's income from SCPI is determined by the Series A Preferred stock dividend. Oakhurst's ownership of SCPI facilitates the preservation and utilization of SCPI's and Oakhurst's net operating tax loss carryforwards, which amount to approximately $150 million.

OPERATIONS

     SCPI primarily distributes automotive accessories. These products include functional and decorative car and truck accessories (such as floor mats, seat covers, mirrors, running boards and lights), car care products (including waxes and paints), chemicals (such as antifreeze, windshield washer fluid and motor oil) and car repair and maintenance items (including spark plugs, windshield wipers, and air and oil filters). In fiscal 1996, the product selection was expanded to include selected "hard parts" such as brake rotors, and in fiscal 1997, SCPI introduced non-food pet supplies to its merchandise selection, and opened a new division ("Wing-Tech") that distributes automotive "wings" or spoilers. Although pet supplies are not typical of SCPI's historical merchandise mix, management determined that the availability of existing customers which sell both pet supplies and automotive accessories, combined with SCPI's distribution expertise and infrastructure, offered an opportunity for increased sales, but there can be no assurance that this will lead to new sales. SCPI's operations have been conducted from the same facility in Pittsburgh for about twenty-six years. In June 1997, the Wing-Tech division was sold to the buyer of Oakhurst's Puma Products subsidiary.

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

Seasonality

     SCPI's automotive business is seasonal, being slower in the early winter months than at other times of the year. In anticipation of higher sales volume in the spring and summer, SCPI carries higher automotive inventories, beginning in February. As is customary in the automotive industry, many suppliers allow extended payment terms for such inventory build-ups and in turn, SCPI grants extended payment terms to many of its customers to facilitate their inventory build-ups.

     SCPI's pet supply business is expected to experience somewhat different seasonal trends from its automotive business, but the effect of this is not expected to be material until this business develops.

     SCPI's needs for working capital are affected by these seasonal fluctuations (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

Customer Base

     SCPI's customers include general merchandise retail chains, automotive specialty stores, supermarket chains, drug stores, hardware stores, variety stores and other automotive accessory distributors. Most customers are based in the northeastern United States, although stores operated by some customers are located outside the northeastern states. There are no foreign sales.

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

     An example of the changes discussed above is SCPI's loss in fiscal 1996 of two of its largest customers: Jamesway Corporation ("Jamesway") filed for bankruptcy in October 1995 and shortly thereafter closed all its stores, and Forest City Auto Parts, Inc. ("Forest City") informed management in November 1995 of its decision to change distributors (see table below).

     Although SCPI added several new customers during fiscal 1995, 1996 and 1997, and expanded sales to certain existing customers, it has not yet obtained enough new business to offset all of the lost business and return sales to historical levels. Management continually attempts to identify new customers, but there can be no assurance that further customers will be secured. However, based on present information, management anticipates that SCPI's sales in fiscal 1998 will be more than those in fiscal 1997, primarily due to new automotive business and pet supply customers added during the latter part of fiscal 1997.

     The following table shows sales to each of SCPI's customers that individually accounted for more than 10% of sales during any of the latest three fiscal years (dollars in thousands):

                     Fiscal Year Ended        Fiscal Year Ended         Fiscal Year Ended
                     February 28, 1997        February 29, 1996         February 28, 1995
                    -------------------      -------------------      ----------------------
                               % of                      % of                       % of
                    Sales   Total Sales      Sales   Total Sales      Sales      Total Sales
                    ----    -----------      -----   -----------      ------     -----------
Ames               $2,290       13%          $  780        3%             --         --
Forest City          --         --           $4,641       19%          $6,046        22%
Jamesway             --         --           $3,975       16%          $4,465        16%

     Jamesway filed for Chapter 11 bankruptcy protection in July 1993, emerged in January 1995, and continued to be one of SCPI's largest customers until the second quarter of fiscal 1996, when Jamesway began experiencing new financial difficulties. In October 1995 Jamesway again filed for bankruptcy protection and announced that it would close all of its stores.

     During the third quarter of fiscal 1996, Forest City informed SCPI that it had decided to change its source of supply, and sales to Forest City ended in January 1996.

     None of SCPI's business is based on government contracts, and there are no long-term sales contracts with any customers.

Competition

     Both the automotive parts and accessories distribution industry and the non-food pet supply industry are highly competitive, with several similar companies operating in SCPI's market place, and many of SCPI's suppliers also offer their products directly to retailers. Management is unable to quantify SCPI's relative size in the distribution industry or in relation to its competitors. SCPI competes on the basis of the breadth of merchandise offered, price, level of service, order fill rates and order turnaround times. Management believes that SCPI's long history, good reputation, experienced management, product variety, pricing, service levels and high order fill rates enable it to compete favorably with other distributors.

Regulation

     SCPI's management does not anticipate that existing or known pending environmental legislation or other regulations will require major capital expenditures or will affect its operations.

Employees

     SCPI employs approximately 55 persons, of whom about 45 are employed in the headquarters office and distribution facility in Pittsburgh. Most of the others are field personnel. Senior executives, including Bernard Frank (a founder of Steel City Products in 1947), have many years of service with SCPI and some are employed under long-term contracts.

     The warehouse and certain office employees of SCPI are represented by Local 636 of the International Brotherhood of Teamsters. SCPI believes that it has experienced generally good labor relations, and no significant labor disputes have affected its business in recent years. Renewal negotiations related to the union agreement have continued beyond its expiration in November 1995.


ITEM 2.   PROPERTIES

     SCPI operates its business from a 88,000 square-foot building owned by SCPI in an industrial park in Pittsburgh, Pennsylvania. The original building was constructed in 1970 and it has been expanded several times.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings against the company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 1997.

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

     No common stock dividends were paid by the Company during fiscal 1997 or 1996. Dividend payments are restricted by the covenants under the Company's line of credit.

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

     There were approximately 3,800 holders of record of SCPI's common stock on June 1, 1997.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth selected financial and other data of Steel City Products, Inc. and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, and with the Financial Statements and related Notes.


                                               FEBRUARY 28,    FEBRUARY 29,   FEBRUARY 28,    FEBRUARY 26,   FEBRUARY 27,
                                                 1997 (c)        1996 (c)         1995            1994          1993
                                               -----------     ----------      ----------      ----------    -----------
                                                           (Dollar amounts in thousands except per share data)
OPERATING RESULTS:
Sales....................................      $   18,031      $  24,647       $  27,335       $  32,003      $   33,584
                                               ==========      =========       =========       =========      ==========

(Loss) income from continuing operations
       before income taxes...............      $     (153)          (206)      $   1,260       $   1,024      $    1,236

Current income tax (expense) benefit.....              (9)           136             (87)            (87)           (148)
Deferred income tax expense..............          (1,093)        (1,500)           (339)           (317)           (370)

                                               ----------      ---------       ---------       ---------      ----------
(Loss) income from continuing
       operations........................          (1,255)        (1,570)            834             620             718

Income (loss) from
       discontinued operations (a).......               -             43              90               -             (44)
Series A Preferred Stock Dividends
       ($2,765 and $786 declared in
       fiscal 1995 and 1993,
       respectively(b)...................          (1,014)        (1,016)         (1,019)         (1,135)         (1,983)
                                               ----------      ---------       ---------       ---------      ----------
Net loss attributable
          to common stockholders.........      $   (2,269)     $  (2,543)      $     (95)      $    (515)     $   (1,309)
                                               ==========      =========       =========       =========      ==========

PER SHARE AMOUNTS:
Loss from continuing operations
       after preferred stock dividends...      $    (0.70)     $   (0.80)      $   (0.06)      $   (0.18)     $    (0.44)
Income (loss) from discontinued
       operations........................               -           0.01            0.03               -           (0.02)
                                               ----------      ---------       ---------       ---------      ----------

Net loss attributable
       to common stockholders............      $    (0.70)     $   (0.79)      $   (0.03)      $   (0.18)     $    (0.46)
                                               ==========      =========       =========       =========      ==========

BALANCE SHEET STATISTICS:
Total assets.............................      $   15,297      $  14,531       $  19,040       $  17,506      $   14,754
Long-term obligations....................      $    3,581      $   2,216       $   2,718       $   1,429      $    1,766
Series A Preferred Stock
       face value (b)....................      $   10,135      $  10,135       $  10,135       $  11,379      $   12,002


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

(b) The Series A Preferred Stock has a dividend rate of $0.5228 per share and is redeemable at SCPI's option at $5.2282 per share plus any cumulative dividends in arrears. Through fiscal 1997, dividends of approximately $6.2 million have accumulated since the effective date of the merger; of this amount, approximately $2.8 million and $786,000 were declared by the Company's Board of Directors in fiscal 1995 and 1993, respectively, and approximately $2.6 million of undeclared dividends in arrears are outstanding as of February 28, 1997. In accordance with the merger, revaluations of the Company were completed as of February 26, 1994 and February 27, 1993 which resulted in reductions in the number of Series A Preferred shares outstanding. Revaluations as of February 28, 1995, February 29, 1996 and February 28, 1997, respectively, have not yet been completed. Management expects that the revaluations as of the end of the two most recent fiscal years, when complete, will result in further decreases in the valuation of SCPI, and that additional Series A preferred shares oustanding may be canceled once such valuations are complete. See
     Note 2 to the Financial Statements.

(c) Results for fiscal 1997 and fiscal 1996 include non-cash deferred tax charges of $1.1 million and $1.5 million, respectively, relating to increases in the Company's valuation allowance of its deferred tax asset (see Note 7 to the Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     SCPI is a special, limited purpose, majority-owned subsidiary of Oakhurst. SCPI is expected to concentrate on its historical distribution business, while any future growth and expansion opportunities are expected to be pursued by one or more subsidiaries of Oakhurst. Through Oakhurst's ownership of SCPI, primarily in the form of preferred stock, Oakhurst retains substantially all the value of SCPI, and receives substantially all of the benefit of operations through dividends on the preferred stock. Oakhurst's ownership of SCPI is designed to facilitate the preservation and utilization of SCPI's and Oakhurst's net operating tax loss carryforwards which amount to approximately $150 million.

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

     In fiscal 1993, SCPI's two then-largest customers filed for bankruptcy protection. One of the customers closed all its stores in December 1993; the other, Jamesway Corporation ("Jamesway") reorganized and emerged from Chapter 11 in January 1995. Jamesway continued to be one of SCPI's largest customers until October 1995, when it again filed for protection under the U.S. Bankruptcy Code, and shortly thereafter closed all its stores. SCPI's results for fiscal 1996 include a write-off of approximately $150,000 in relation to the balances due from Jamesway. In the first seven months of fiscal 1996, when sales to Jamesway ended, SCPI's sales to this customer were approximately $4 million.

     In November 1995, Forest City Auto Parts, Inc. ("Forest City") informed SCPI of its decision to change its source of supply; sales to Forest City ceased in January 1996. In fiscal 1996, sales to Forest City were approximately $4.6 million.

     In its efforts to offset these trends, SCPI strengthened its sales team to help identify new customers and better serve existing customers, expanded its product offerings to certain customers and enlarged the territory that it serves. In fiscal 1996, SCPI began offering certain "hard parts" such as brake rotors, and in fiscal 1997, SCPI introduced a new merchandise category of non-food pet supplies, and began a new division ("Wing-Tech") to distribute automotive wings (or spoilers). Although the pet supplies are not typical of SCPI's historical merchandise mix, management determined that the availability of existing customers which sell both pet supplies and automotive accessories, combined with SCPI's distribution expertise and infrastructure, offered an opportunity for increased sales. In June 1997, SCPI sold the Wing-Tech business to the buyer of Oakhurst's Puma Products subsidiary.

     During fiscal 1996, SCPI added two new large customers (NHD and Ames) and other new customers, and during fiscal 1997 added new customers and expanded sales to certain other customers. However, the level of sales to such customers is currently not sufficient to offset the loss of the Jamesway and Forest City business. In reaction to the lower sales levels, management substantially reduced its inventory levels and eliminated certain operating and overhead expenses in fiscal 1997. During the latter part of fiscal 1997, SCPI began to ship pet supplies to an existing significant automotive customer, Giant Eagle, and added a supermarket chain, Kroger, as an automotive customer. In light of these developments, management expects that sales in fiscal 1998 will exceed those in fiscal 1997, but not in amounts sufficient to return SCPI to historical levels of sales.

LIQUIDITY AND CAPITAL RESOURCES

FINANCING AND LINE OF CREDIT

     In addition to cash derived from operations, SCPI's liquidity and financing requirements are determined principally by the working capital needed to support its level of business, together with the need for capital expenditures and the cash required to repay its debt. SCPI also receives cash payments pursuant to a note receivable from Oakhurst. SCPI's working capital needs fluctuate primarily in relation to the amounts of inventory it carries which can change seasonally, the size and timeliness of payment of receivables from its customers to which from time to time SCPI grants extended payment terms for their seasonal inventory builds, and the amount of credit extended to SCPI by its suppliers. At February 28, 1997, SCPI's debt primarily consisted of a term loan secured by a mortgage on SCPI's real estate of approximately $1.3 million, and the Creditor Notes. SCPI also has revolving debt of $2.2 million under a Credit Agreement that is cross collateralized with Oakhurst, which was borrowed primarily to repay prior revolving debt of Oakhurst, and is largely offset by receivables from Oakhurst for advances made by SCPI that bear interest at the same rate as the revolving debt (see below).

     Historically, SCPI's operations were more profitable than in fiscal
1997 and 1996 and its cash flow was sufficient to fund working capital needs, to repay the scheduled principal reductions required by the Creditor Notes and term loan, and to pay dividends to, and make loans to, SCPI's parent, Oakhurst. In fiscal 1997 and 1996, while there were net losses from continuing operations of $1.3 million and $1.6 million, respectively, these losses resulted primarily from adjustments of $1.1 million and $1.5 million, respectively, to the valuation allowance of the deferred tax asset, which had no cash impact. SCPI realized net decreases of approximately $1.8 million and $1.2 million, in fiscal 1997 and fiscal 1996, respectively, in its levels of working capital for those years as a result of lower levels of sales and aggressive management of inventory levels.

     In March 1996, Oakhurst obtained financing from an institutional lender, replacing its then existing credit arrangement, that provides a total facility for Oakhurst and its subsidiaries of $9.5 million, comprising a new SCPI term loan of $1.5 million (the "Fixed Asset Loan") and a maximum revolving credit facility of $8 million (the "Revolver") (collectively, the "Credit Facility"). The Credit Facility provides a significant increase in available financing from the previous arrangement. The amounts outstanding under the prior term loan and Oakhurst revolving credit agreement were repaid with part of the proceeds of the refinancing. The Credit Facility requires that any loans be made directly to Oakhurst's subsidiaries, including SCPI. The initial funding of the Revolver resulted in a loan to SCPI of approximately $2.1 million. SCPI immediately advanced these funds to Oakhurst to enable it to repay a portion of the amounts outstanding under the previous revolving debt. The advance bears interest at the same rate as the Credit Facility. In connection with the new financing, Oakhurst and its subsidiaries incurred loan costs and fees of approximately $299,000, of which $126,000 were attributable to SCPI.

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

     Primarily because of certain Oakhurst subsidiary disposals (see below), at February 28, 1997 Oakhurst and SCPI did not meet certain consolidated covenants under the Credit Agreement, and have received waivers from the lender with respect to such covenants. On June 12, 1997, Oakhurst and SCPI entered into an agreement with the lender to reflect the subsidiary dispositions that principally reduces the maximum amount available under the Revolver to $7 million, and amends certain covenants, including the elimination of the consolidated tangible net worth covenant.

     At February 28, 1997, SCPI held a promissory note receivable from Oakhurst (the "Oakhurst Note") (see Note 3 to the financial statements) that was issued in connection with acquisitions by Oakhurst, with a remaining aggregate balance of approximately $1.3 million. The Oakhurst Note bears interest at the prime rate plus 1.5% and provides for eight quarterly installments of principal and interest of $96,000 each, with a balloon payment of approximately $1 million in April 1998. The Oakhurst Note allows for a rescheduling of the April 1998 balloon payment, should a refinancing of the Fixed Asset Loan occur prior to that time.

     The creditor notes that were issued by SCPI in connection with the bankruptcy of Retail Acquisition Corp., (the "Creditor Notes") (see Note 8 to the financial statements) are payable in six equal annual installments through July 1998, subject to prepayment criteria in each of fiscal 1996 and 1997, which SCPI did not meet in either year. The Creditor Notes have been discounted using an imputed interest rate of 7.5%.

     Oakhurst's ability to repay advances from SCPI is dependent on the operating results of Oakhurst's other subsidiaries and on financing available to those subsidiaries. During fiscal 1997, certain of Oakhurst's other subsidiaries have encountered operating losses, and although a third Oakhurst subsidiary, Dowling's Fleet Service Co., Inc., has reflected improved results, Oakhurst has not produced sufficient cash flow to satisfy its debt service requirements, leading to higher working capital borrowings by SCPI, Oakhurst and Oakhurst's other subsidiaries. Management believes that the Revolver will provide adequate funding for SCPI's foreseeable working capital requirements assuming no material deterioration in current sales or profit levels. Oakhurst's continued ability to repay loans and advances from SCPI will depend on an improvement in the results of operations of its other subsidiaries.

     In June 1997, Oakhurst reached an agreement to sell the capital stock of Puma Products, Inc., and to sell or otherwise dispose of H&H Distributors, Inc., two of its subsidiaries that had been experiencing operating losses.

CAPITAL EXPENDITURES

     The Company has no outstanding commitments for significant capital expenditures.

TAX LOSS CARRYFORWARDS

     At February 28, 1997, SCPI and Oakhurst had net operating tax loss carryforwards (the "Tax Benefits") of approximately $150 million, which expire in the years 2001 through 2011, and capital loss carryforwards of approximately $4 million, which shelter most of SCPI's income from federal income taxes. A change in control of SCPI or Oakhurst in any three-year period exceeding 50% may lead to the loss of the majority of the Tax Benefits. In order to reduce the likelihood of such a change of control occurring, SCPI's and Oakhurst's Certificates of Incorporation include restrictions on the registration of transfers of stock resulting in, or increasing, individual holdings exceeding 4.5% of each company's common stock.

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

     In order to realize the net recorded tax benefit at February 28, 1997, SCPI is required to generate approximately $2.9 million of federal taxable income from operations and from tax planning strategies, including benefits from a tax sharing agreement with Oakhurst, before the expiration of the net operating tax loss carryforwards.

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


RESULTS OF OPERATIONS

     Continuing operations include the results of SCPI's operating division, Steel City Products, a distributor of automotive parts and accessories and of non-food pet supplies, based in Pittsburgh, Pennsylvania.

Fiscal Year Ended February 28, 1997 Compared with Fiscal Year Ended February 29, 1996

     When compared to the prior year, sales decreased by approximately $6.6 million, primarily as a result of the loss of two large customers during the prior year, as discussed above. These two customers accounted for a decrease in sales in the current year of approximately $8.5 million. Sales to other existing customers decreased by approximately $780,000. These reductions were only partially offset by the addition of new customers and new product lines, which together accounted for sales of approximately $2.7 million.

     Other income increased by $105,000 over the prior year, due to primarily to higher interest income on advances to Oakhurst. However, this increase is offset by higher interest expense.

     Compared to the prior year, gross profits decreased by approximately $1.2 million, attributable entirely to the sales decrease discussed above. Gross profit margins were consistent with the prior year.

     Operating, selling and administrative expenses decreased by $769,000 when compared to the prior year, and resulted principally from management's efforts to reduce SCPI's work force and other expenses in reaction to the lower levels of sales.

     There was a decrease of $445,000 in the provision for doubtful accounts compared with the prior year, when the Company recorded provisions for the bankruptcies of several customers, including one of its largest customers in the second quarter.

     Interest expense reflected an increase over the prior year of $182,000, primarily resulting from interest in connection with the Credit Facility. However, interest on the Credit Facility is offset by interest earned on the Oakhurst Notes and Oakhurst advances which is included in other income.

Fiscal Year Ended February 29, 1996 Compared with Fiscal Year Ended February 28, 1995

     Compared with fiscal 1995, sales decreased by 10%, or $2.7 million, with $2.2 million of the decrease occurring in the fourth quarter. Sales increases aggregating approximately $3 million resulted primarily from the addition of several new customers, together with higher sales to several customers. These sales increases were offset by decreases of $5.7 million, with a reduction in sales to Jamesway of approximately $490,000, following that customer's bankruptcy in October 1995, a reduction of $1.4 million in sales to Forest City, following that customer's decision during the third quarter to change its source of supply, together with other sales decreases attributable to SCPI's customers in the Northeast market and to certain other smaller customers, which resulted from intense competitive pressures on those customers and from reduced sales of spring product lines due to a rainy spring season. The remainder of the decrease resulted from lower sales to other customers that have downsized or eliminated their automotive departments, have filed bankruptcy, or that have changed their source of supply.

     Other income decreased by approximately $190,000 compared with fiscal 1995, in which SCPI recovered $175,000 that had been placed into escrow as a part of SCPI's predecessor's 1989 bankruptcy proceeding.

     Gross profit decreased by $938,000 compared with fiscal 1995, due to the sales reduction and to lower gross margins, which resulted primarily from lower average prices charged to many of SCPI's customers.

     Operating, selling and administrative expenses decreased by $115,000; lower executive salaries, administrative and profit sharing expenses of approximately $340,000 were partially offset by trade name royalty fees, and higher corporate overhead expense.

     There was an increase in the provision for doubtful accounts of $415,000 when compared with fiscal 1995. The provision was increased by $150,000 in connection with the balances due from Jamesway and by $265,000 to provide for the bankruptcies of several of SCPI's small customers that occurred during fiscal 1996, together with provisions for several other past due and disputed accounts.

     Interest expense reflected an increase over the prior year of $38,000, primarily resulting from interest in connection with the term loan. However, interest on the term loan is offset by interest earned on the Oakhurst Notes that is included in other income.

     Although there was a loss from continuing operations in fiscal 1996, compared with income in the prior year, income tax expense increased by $938,000 principally due to a charge to deferred tax expense of $1.5 million that resulted from an increase in the valuation allowance of the deferred tax asset.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Independent Auditors' Report.......................................................        F-1

         Balance Sheets: February 28, 1997 and February 29, 1996............................        F-2

         Statements of Operations for the fiscal years ended
           February 28, 1997,  February 29, 1996 and February 28, 1995......................        F-3

         Statements of Stockholders' Equity for the fiscal years ended
           February 28, 1997,  February 29, 1996 and February 28, 1995 .....................        F-4

         Statements of Cash Flows for the fiscal years ended
            February 28, 1997,  February 29, 1996 and February 28, 1995 ....................        F-5

         Notes to Financial Statements......................................................        F-6

         Supplementary Financial Data:

           Selected Quarterly Financial Data (unaudited) for the fiscal years ended
             February 28, 1997 and February 29, 1996 .......................................        F-15

         Financial Statement Schedules for the fiscal years ended February 28, 1997, February 29, 1996 and February 28, 1995:

             Schedule II - Valuation and Qualifying Accounts................................        F-16


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

                                            DIRECTOR
NAME                          AGE             SINCE
----                          ---           --------
Bernard H. Frank               76             1993
John D. Abernathy              59             1996
Terrance W. Allan              43             1993
Mark Auerbach                  59             1996
Robert M. Davies               46             1989
Joel S. Lever                  45             1996


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

Mr. Abernathy. Mr. Abernathy has been Executive Director of Patton Boggs, L.L.P., a Washington DC law firm, since January 1995. From March 1991 to February 1994 he was the Managing Director of Summit, Solomon & Feldesman, a New York City law firm, and from July 1983 until June 1990, Mr. Abernathy was Chairman and Chief Executive Partner of BDO Seidman, a public accounting firm. Mr. Abernathy is a director of Barringer Technologies, Inc., a manufacturer of high sensitivity analytical instruments for chemical sensing and Wahlco Environmental Systems, Inc., an environmental equipment and services company, and also serves as a director of Oakhurst.

Mr. Auerbach. Mr. Auerbach was Chairman, President and Chief Executive Officer of Oakhurst from December 1995 to May 1997. He has been Chief Financial Officer of the Company and of Oakhurst since December 1995. He has also been Senior Vice President and Chief Financial Officer since April 1993 of Central Lewmar, L.P., a fine paper merchant. From September 1992 until April 1993, he was a partner of Marron Capital, L.P., an investment banking company. Prior to that, he was President, Chief Executive Officer and Chairman of the Board of Implant Technology, Inc., a manufacturer of artificial hip systems, from 1990 to 1992. He is a director of Pharmaceutical Resources, Inc., a generic drug manufacturer and continues to serve as a director of Oakhurst.

Mr. Davies. Mr. Davies has been Chairman, President and Chief Executive
Officer of Oakhurst since May 1997. Mr. Davies was a Vice President of Wexford Capital Corporation, which acts as the investment manager to several private investment funds from 1994 to March 1997. From November 1995 to March 1997 Mr. Davies has also served as Executive Vice President of Wexford Management LLC, a private investment management company. From September 1993 to May 1994 he was a Managing Director of Steinhardt Enterprises, Inc., an investment banking company, and from 1987 to August 1993, he was Executive Vice President of The Hallwood Group Incorporated, a merchant banking firm.

Mr. Lever. Mr. Lever has been associated with the law firm of Kurzman & Eisenberg or its predecessor since 1980, and became a member of the firm in 1984. Mr. Lever specializes in transactional business matters with particular emphasis on fine arts publishing, distribution and investment, and the sale and acquisition of commercial real estate entities. Prior to 1980, Mr. Lever was an Assistant District Attorney for Kings County, New York.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities ("Insiders") to file reports of ownership and certain changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of those reports.

Based solely on a review of those reports and amendments thereto furnished to the Company during its most recent fiscal year or written representations by Insiders that no Forms 5 were required to be filed, the Company believes that during the fiscal year ended February 28, 1997, all Section 16(a) filing requirements applicable to the Company's Insiders were satisfied.


ITEM 11.  EXECUTIVE COMPENSATION

     This item contains information about compensation, stock options grants and employment arrangements and other information concerning certain of the executive officers and the directors of the Company.


SUMMARY COMPENSATION TABLE

The following table sets forth the compensation the Company paid or accrued for services rendered in the Company's 1997, 1996 and 1995 fiscal years by the Chief Executive Officer and the only other executive officer of the Company whose compensation exceeded $100,000 in fiscal 1997 and who was serving at the end of the 1997 fiscal year.


                                                                                  Long Term Compensation
                                             Annual Compensation                          Awards
                                  -----------------------------------------   -----------------------------
                                                                    Other
                                                                    Annual      Securities         All
                                                                    Compen-     Underlying        Other
       Name and Principal                      Salary               sation       Options**     Compensation
            Position              Year           ($)    Bonus ($)    ($)*           (#)            ($)
---------------------------------------------------------------------------   -----------------------------
Bernard H. Frank (1)             1997         50,243     16,000      --           68,327         13,908 (2)
Chairman & Chief Executive       1996         82,775       --        --             --           19,151
Officer                          1995        100,100     55,779      --           27,500         21,029

Terrance W. Allan                1997        126,490     14,000      --           24,333           --
Executive Vice President         1996        106,160       --        --            5,000          4,797
                                 1995        110,855     21,746      --            6,000          6,498
-----------------

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

(2) This amount consists of $6,504, $5,508 and $1,896 that Mr. Frank received under three substantially identical agreements amended in 1987 in consideration of the waiver by Mr. Frank of his bankruptcy claims for annuity rights in the Company's predecessor's bankruptcy.

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

The agreements also provide for certain termination rights in the event of a change in control of the Company. Change in control is defined to include certain changes in the make-up of the Company's board of directors or a sale of the Company's assets or business. Each executive has the right to terminate his employment within a defined period (ranging up to one year) following a change in control and (i) to be paid his base salary for a period of up to 24 months following such termination; (ii) to continue to receive for a like period the benefits that he is entitled to receive under his agreement and (iii) to be paid 25% of base salary in lieu of all bonus entitlement. The agreements also provide for substantially the same payments and benefits in the event the executive's employment is terminated by the Company without cause as a result of a change in control. In the event of any termination other than for cause, or voluntary resignation in the absence of a change in control, the executive's options become fully exercisable for a period of seven months following termination. If a change in control had occurred on June 1, 1997, and if each of Messrs. Frank and Allan had exercised his rights of termination, payments by the Company would have been approximately $525,000 in the aggregate.

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

STOCK OPTION GRANTS. During fiscal 1997, no option grants relating to the Company's shares were made to any of the named executives officers. Oakhurst made option grants to Messrs. Frank and Allan covering 20,000 shares and 10,000 shares of Oakhurst common stock, respectively, at an exercise price of $1.25 per share.

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

During fiscal 1997, no options were exercised by any of the named executive officers.

The following table sets forth certain information at February 28, 1997, the Company's fiscal year end, based upon (i) the average of the bid and asked price per share of the Company's common stock ($0.06) on that date, and (ii) the closing price per share of Oakhurst's common stock, ($1.125) on that date, as they relate to stock options held at that date by each of the individuals named in the Summary Compensation Table. The "value" of unexercised in-the-money options is the difference between the market value of the common stock subject to the options at February 28, 1997 and the exercise (purchase) price of the option shares.

                                         Number of Securities                Value of Unexercised
                                        Underlying Unexercised              in-the-Money Options at
                                      Options at Fiscal Year End                Fiscal Year End
   Name                               Exercisable      Unexercisable        Exercisable   Unexercisable
   ----                               -----------      -------------        -----------   -------------
THE COMPANY'S COMMON STOCK
Bernard H. Frank...............          23,141            --                   --             --
Terrance W. Allan..............           9,257            --                   --             --

OAKHURST COMMON STOCK
Bernard H. Frank...............          68,327            --                   --             --
Terrance W. Allan..............          26,581           2,750                 --             --


REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1997.

This report has been prepared by the Compensation Committee of the Board of Directors of the Company and addresses the Company's compensation policies with respect to the Chief Executive Officer and executive officers of the Company in general for the 1997 fiscal year. Except for Mr. Frank, each member of the Committee is a non-employee director.


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


OTHER EXECUTIVE OFFICERS

Each executive is compensated under a written employment agreement. The agreement was reviewed by Oakhurst's Compensation Committee and approved by the Company's Compensation Committee with Mr. Frank abstaining from voting on his own agreement.


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

Bonuses. Bonus were paid pursuant to each executive officer's employment agreement described above under the heading "Compensation Agreements," above.

Stock Options. No stock options relating to the Company's common stock were granted to the executive officers during or on account of individual or Company performance in fiscal 1997. The Committee believes that it is important in aligning management's and stockholders' interests in the enhancement of stockholder value over the long term. Accordingly, the Stock Plans Committee of Oakhurst granted options to Messrs. Frank and Allan in fiscal 1997. The exercise price of stock options granted by Oakhurst is equal to the market price of the Common Stock on the date of grant. The stock option grants were made in recognition of their services to the Company during the year and prior years and were in amounts deemed in the subjective judgement of Oakhurst's Stock Plans Committee to be appropriate.

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


The Compensation Committee:         Robert M. Davies
                                    Joel S. Lever
                                    Bernard H. Frank


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

                            ----------------------

Performance Graph

The following graph assumes an investment of $100 on February 29, 1992 and compares annual changes thereafter in the market price of the Company's Common Stock with (i) the Dow Jones Global US Market Index (a broad market index), and
(ii) the Dow Jones Retailers - Other Specialty Index, a group of companies whose marketing strategy is focused on a limited product line, such as automotive parts. Both indices are published in the Wall Street Journal.

                                    [GRAPH]

--------------------------------------------------------------------------------

                               1993      1994     1995    1996     1997
Steel City Products, Inc.     100.00     80.00    30.40   19.20    19.20
DJ Global US                  100.00    107.87    91.16  129.76   177.93
Dow Jones Retailers - Other   100.00     97.39    87.62   92.05   123.37

--------------------------------------------------------------------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Common Stock at June 1, 1997 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each of the directors of the Company; (iii) the executive officers named in the Summary Compensation Table, in Item 11, above; and (iv) all directors and executive officers as a group. Except as otherwise indicated in the footnotes, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to the shares of Common Stock shown as beneficially owned by them.


Name and Address                 Number of Shares of            Percentage of
of Beneficial Owner           Series A Preferred Stock               Class
-------------------           ------------------------          -------------
Oakhurst Company, Inc.                1,938,526                      100%
1001 Santerre Drive
Grand Prairie, Texas  75050

Name and Address                 Number of Shares of             Percentage of
of Beneficial Owner                 Common Stock                      Class
-------------------           ------------------------          -------------
Oakhurst Company, Inc.                  286,955                     10.0%
1001 Santerre Drive
Grand Prairie, Texas  75050

Special Situations                      200,000                      6.2%
Fund, L.P.  (1)
625 Madison Avenue
New York, New York  10022

----------------------

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


Name and Address                                     Number of Shares          Percentage of
of Beneficial Owner                                   of Common Stock              Class
-------------------                                  ----------------          -------------
Bernard H. Frank.....................................    23,141 (1)                  *
Terrance W. Allan....................................     9,257 (1)                  *
John D. Abernathy ...................................        -0-                    --
Mark Auerbach .......................................        -0-                    --
Joel S. Lever .......................................    40,819                   19.3%
Robert M. Davies.....................................        -0-                    --

All directors and....................................
executive officers as a group, 6 persons.............   216,389 (1)                6.9%

----------------------

*  Less than 1%

(1) These shares are purchasable under outstanding stock options, exercisable at $0.625 per share.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to "Compensation of Directors" and "Compensation Committee Interlocks and Insider Participation" in Item 11, above.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of this report.

     1.   Financial Statements:

          Independent Auditors' Report

          Balance Sheets: February 28, 1997 and February 29, 1996

          Statements of Operations for the fiscal years ended February 28, 1997, February 29, 1996, and February 28, 1995

          Statements of Stockholders' Equity for the fiscal years ended February
              28, 1997, February 29, 1996, and February 28, 1995

          Statements of Cash Flows for the fiscal years ended February 28, 1997, February 29, 1996, and February 28, 1995

          Notes to Financial Statements

          Supplementary Financial Data:

              Selected Quarterly Financial Data (unaudited) for the fiscal years ended February 28, 1997 and February 29, 1996

     2. The following Financial Statement Schedules for the fiscal years ended February 28, 1997, February 29, 1996, and February 28, 1995 are submitted herewith:

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

    10.9 Letter agreement dated January 3, 1996 between Oakhurst and Integra Bank Pittsburgh amending the Credit Agreement, dated August 1, 1994 between Oakhurst and Integra, (filed as exhibit #10.16 to Oakhurst's Registration Statement on Form S-1, file number #333-00173, filed on January 12,
                      1996).

    10.10             Open-End Mortgage between Steel City Products, Inc. and
                      FINOVA Capital Corporation dated March 28, 1996, (filed as exhibit #10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).

    10.11             Combined and Amended Promissory Note between Steel City
                      Products, Inc. and Oakhurst Company, Inc., dated March
                      28, 1996, (filed as exhibit #10.11 to the Company's
                      Annual Report on Form 10-K for the fiscal year ended
                      February 29, 1996).

    10.12             Trademark & Trade Name License Agreement between Oakhurst
                      Holdings, Inc. and Steel City Products, Inc., dated
                      August 16, 1995, (filed as exhibit #10.12 to the
                      Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).

    10.13             Corporate Services Agreement between Steel City Products,
                      Inc. and Oakhurst Management Corporation dated June 1,
                      1995, (filed as exhibit #10.13 to the Company's Annual
                      Report on Form 10-K for the fiscal year ended February 29,
                      1996).

    11 Statement re-computation of per-share earnings - filed herewith.


    27 Financial Data Schedule (EDGAR transmission only) - filed herewith.


-----------------
*    Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K:

     No Reports on Form 8-K were filed during the last quarter of the fiscal year ended February 28, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     STEEL CITY PRODUCTS, INC.


Dated:  June 12, 1997                By: /s/ Bernard H. Frank
                                         -------------------------------------
                                     Bernard H. Frank, Chief Executive Officer
                                     (duly authorized officer)


     KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints each of Bernard H. Frank, Robert Davies, and Roger M. Barzun jointly and severally his true and lawful attorneys-in-fact and agent with full powers of substitution for him and in his name, place and stead in any and all capacities to sign on his behalf, individually and in each capacity stated below and to file any and all amendments to this Annual Report on Form 10-K with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURES                            TITLES                 DATE
         ----------                            ------                 ----
    /s/ Bernard H. Frank              Chairman of the Board,       June 12, 1997
--------------------------------      Chief Executive Officer
        Bernard H. Frank              and Director


    /s/ Mark Auerbach                 Chief Financial Officer      June 12, 1997
--------------------------------      (principal financial and
        Mark Auerbach                   accounting officer)


    /s/ Terrance W. Allan             Executive Vice President     June 12, 1997
--------------------------------      Director
        Terrance W. Allan


    /s/ Robert M. Davies              Director                     June 12, 1997
--------------------------------
        Robert M. Davies


    /s/ John D. Abernathy             Director                     June 12, 1997
--------------------------------
        John D. Abernathy


    /s/ Joel S. Lever                 Director                     June 12, 1997
--------------------------------
        Joel S. Lever


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Steel City Products, Inc.:


We have audited the accompanying balance sheets of Steel City Products, Inc. as of February 28, 1997 and February 29, 1996, and the related statements of operations, stockholders' equity, and cash flows for the years ended February 28, 1997, February 29, 1996 and February 28, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Steel City Products, Inc. as of February 28, 1997 and February 29, 1996, and the results of their operations and their cash flows for the years ended February 28, 1997, February 29, 1996, and February 28, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP

Pittsburgh, Pennsylvania
June 12, 1997





                                      -F1-

                           STEEL CITY PRODUCTS, INC.
                                 BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                 ASSETS                                           FEBRUARY 28,    FEBRUARY 29,
                                                                                     1997            1996
                                                                                  ------------    -----------
Current assets:
  Cash..........................................................................     $      2      $      3
  Trade accounts receivable, less allowance of $389 and $419, respectively......        2,558         2,512
  Notes receivable - Oakhurst Company, Inc......................................          275           249
  Inventories...................................................................        3,327         4,493
  Other.........................................................................          145           287
                                                                                     --------      --------
            Total current assets................................................        6,307         7,544
                                                                                     --------      --------
Property and equipment, at cost.................................................        2,005         1,998
  Less accumulated depreciation.................................................         (951)         (752)
                                                                                     --------      --------
                                                                                        1,054         1,246
                                                                                     --------      --------
Deferred tax asset, less valuation allowance
  of $51,300 and $48,300, respectively..........................................        1,000         2,093
Notes receivable - Oakhurst Company, Inc., long-term portion....................        1,008         1,282
Advances to Oakhurst Company, Inc...............................................        5,400         2,051
Other assets....................................................................          528           315
                                                                                     --------      --------
                                                                                        7,936         5,741
                                                                                     --------      --------
                                                                                     $ 15,297      $ 14,531
                                                                                     ========      ========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..............................................................     $  4,085      $  3,650
  Accrued compensation..........................................................          271           272
  Current maturities of long-term obligations...................................          755           646
  Due to affiliate..............................................................          284            97
  Other.........................................................................          180           254
                                                                                     --------      --------
            Total current liabilities...........................................        5,575         4,919
                                                                                     --------      --------

Long-term obligations:
  Long-term debt................................................................        3,499         2,106
  Other long-term obligations...................................................           82           110
                                                                                     --------      --------
                                                                                        3,581         2,216
                                                                                     --------      --------
Commitments and contingencies...................................................

Stockholders' equity:
  Preferred stock, par value $0.01 per share; authorized
     5,000,000 shares, issued 1,938,526 shares;
     liquidation preference $10,135.............................................           19            19
  Common stock, par value $0.01 per share; authorized
     5,000,000 shares; issued 3,238,061 shares..................................           32            32
  Additional paid-in capital....................................................       43,824        43,824
  Deficit (Reorganized on August 26, 1989)......................................      (37,733)      (36,478)
  Treasury stock, at cost, 207 common shares....................................           (1)           (1)
                                                                                     --------      --------
            Total stockholders' equity..........................................        6,141         7,396
                                                                                     --------      --------
                                                                                     $ 15,297      $ 14,531
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



                                     -F2-

                           STEEL CITY PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         FISCAL            FISCAL            FISCAL
                                                       YEAR ENDED        YEAR ENDED        YEAR ENDED
                                                      FEBRUARY 28,      FEBRUARY 29,      FEBRUARY 28,
                                                          1997              1996              1995
                                                      ------------      ------------      ------------
  Sales.........................................        $  18,031         $  24,647         $  27,335
  Other income..................................              613               508               778
                                                        ---------         ---------         ---------
                                                           18,644            25,155            28,113
                                                        ---------         ---------         ---------
  Cost of goods sold, including occupancy and
    buying expenses.............................           14,621            20,024            21,774
  Operating, selling and administrative expenses            3,951             4,720             4,835
  Provision for doubtful accounts, net of
    recoveries..................................              (30)              415                 -
  Interest expense..............................              464               282               244
                                                        ---------         ---------         ---------
                                                           19,006            25,441            26,853
                                                        ---------         ---------         ---------

  (Loss) income from continuing operations
    before undistributed earnings of
    investment in affiliate and income taxes....             (362)             (286)            1,260
                                                        ---------         ---------         ---------
  Undistributed earnings of investment in
    affiliate...................................              209                80                 -
                                                        ---------         ---------         ---------

  Income taxes:
    Current income tax benefit (expense).........              (9)              136               (87)
    Deferred income tax expense..................          (1,093)           (1,500)             (339)
                                                        ---------         ---------         ---------
                                                           (1,102)           (1,364)             (426)
                                                        ---------         ---------         ---------

  (Loss) income from continuing operations......           (1,255)           (1,570)              834

  Discontinued operations:
    Income on disposal, less income tax expense
     of $22 and $46 in fiscal 1996 and 1995,
     respectively...............................                -                43                90
                                                        ---------         ---------         ---------
  Net (loss) income ............................           (1,255)           (1,527)              924

  Effect of Series A Preferred Stock dividends
    ($2,765 declared in fiscal 1995)............           (1,014)           (1,016)           (1,019)
                                                        ---------         ---------         ---------
  Net loss attributable to common stockholders..        $  (2,269)        $  (2,543)        $     (95)
                                                        =========         =========         =========

  Per share amounts:
    Net loss from continuing operations
      after preferred stock dividends...........        $   (0.70)        $   (0.80)        $   (0.06)
    Income from discontinued operations.........                -              0.01              0.03
                                                        ---------         ---------         ---------
    Net loss attributable to common
      stockholders after preferred stock
      dividends.................................        $   (0.70)        $   (0.79)        $   (0.03)
                                                        =========         =========         =========

  Weighted average number of shares outstanding
    used in computing per share amounts.........        3,238,061         3,238,061         3,028,725
                                                        =========         =========         =========


   The accompanying notes are an integral part of these financial statements.



                                     -F3-

                           STEEL CITY PRODUCTS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                         (DOLLAR AMOUNTS IN THOUSANDS)





                                                               ADDITIONAL    RETAINED
                                           PREFERRED  COMMON    PAID-IN      EARNINGS     TREASURY
                                            STOCK     STOCK     CAPITAL      (DEFICIT)     STOCK      TOTALS
                                           ---------  ------   ----------    ---------    --------    ------
BALANCE AT FEBRUARY 26, 1994.............    $22       $29      $43,791      $(33,110)     $(1)       $10,731

Net income...............................                                         924                     924
Oakhurst Company, Inc. Preferred stock
  cancellation pursuant to the merger
  agreement (see Note 2).................     (3)                     3                                     -
Exercise of warrants.....................                3           30                                    33
Additional common shares issued to
  Oakhurst Company, Inc. resulting
  from the exercise of warrants..........                *                                                  *
Series A Preferred Stock dividend
  paid to Oakhurst Company, Inc..........                                      (2,765)                 (2,765)
                                             ---       ---      -------      --------      ---        -------
BALANCE AT FEBRUARY 28, 1995.............     19        32       43,824       (34,951)      (1)         8,923

Net loss.................................                                      (1,527)                 (1,527)
                                             ---       ---      -------      --------      ---        -------
BALANCE AT FEBRUARY 29, 1996.............     19        32       43,824       (36,478)      (1)         7,396

Net loss.................................                                      (1,255)                 (1,255)
                                             ---       ---      -------      --------      ---        -------
BALANCE AT FEBRUARY 28, 1997.............    $19       $32      $43,824      $(37,733)     $(1)       $ 6,141
                                             ===       ===      =======      ========      ===        =======

    * Rounds to less than $1,000





   The accompanying notes are an integral part of these financial statements.



                                     -F4-

                           STEEL CITY PRODUCTS, INC.
                            STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                      FISCAL             FISCAL        FISCAL
                                                                     YEAR ENDED        YEAR ENDED    YEAR ENDED
                                                                    FEBRUARY 28,       FEBRUARY 29,  FEBRUARY 28,
                                                                        1997               1996          1995
                                                                    ------------       ------------  ------------
 Cash flows from operating activities:
   (Loss) income from continuing operations...................         $(1,255)           $(1,570)      $   834
   Adjustments to reconcile (loss) income from continuing
     operations to net cash provided by operating activities:
        Depreciation and amortization.........................             276                194           186
        Loss on retirement of property and equipment..........               -                 26             -
        Deferred tax expense..................................           1,093              1,522           385
        Undistributed earnings of investment in affiliate.....            (209)               (80)            -
   Other changes in operating assets and liabilities:
        Accounts receivable...................................             (46)             1,518          (460)
        Inventories...........................................           1,166              1,878          (406)
        Accounts payable......................................             435             (2,027)        1,122
        Other.................................................             299               (175)          277
                                                                       -------            -------       -------
 Net cash provided by (used in) operating activities of:
   Continuing operations......................................           1,759              1,286         1,938
   Discontinued operations....................................            (255)              (304)         (161)
                                                                       -------            -------       -------
 Net cash provided by operating activities....................           1,504                982         1,777
                                                                       -------            -------       -------

 Cash flows from investing activities:
   Advances to Oakhurst Company, Inc..........................          (3,349)              (985)         (670)
   Issuance of note receivable - Oakhurst Company, Inc........               -                  -        (1,450)
   Collection of note receivable - Oakhurst Company, Inc......             248                675           494
   Additions to property and equipment........................              (7)               (96)         (330)
   Other......................................................               -                  -           (17)
                                                                       -------            -------       -------
 Net cash used in investing activities........................          (3,108)              (406)       (1,973)
                                                                       -------            -------       -------

 Cash flows from financing activities:
   Net borrowings under revolving credit agreement............           2,150                  -             -
   Proceeds from long-term borrowings.........................           1,500                  -         2,560
   Principal payments on long-term obligations................          (1,921)              (602)         (378)
   Deferred loan costs........................................            (126)                 -             -
   Series A Preferred Stock dividends paid to
      Oakhurst Company, Inc...................................               -                  -        (2,765)
   Exercise of warrants.......................................               -                  -            33
                                                                       -------            -------       -------
 Net cash provided by (used in) financing activities..........           1,603               (602)         (550)
                                                                       -------            -------       -------
 Net decrease in cash.........................................              (1)               (26)         (746)
 Cash at beginning of period..................................               3                 29           775
                                                                       -------            -------       -------
 Cash at end of period........................................         $     2            $     3       $    29
                                                                       =======            =======       =======

 Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest................................................         $   439            $   282       $   253
                                                                       =======            =======       =======
      Income taxes, net of refunds............................         $    15            $   (93)      $     -
                                                                       =======            =======       =======

 Supplemental schedule of non-cash financing activities:
      Capital leases obligations incurred for new equipment...         $     -            $    79       $     -
                                                                       =======            =======       =======

 The accompanying notes are an integral part of these financial statements.



                                     -F5-

                           STEEL CITY PRODUCTS, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

   Business Activities:

         Steel City Products, Inc. ("SCPI" or "the Company") is a wholesale distributor, operating under the trade name Steel City Products, selling primarily to discount retail chains, hardware, drug and supermarket retailers and to automotive specialty stores, based principally in the Northeastern United States. SCPI is a majority-owned subsidiary of Oakhurst Company, Inc., ("Oakhurst") (see Note 2).

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

   Inventories:

         Inventories are stated at the lower of cost or market. Cost is determined by the last in, first out method (LIFO). Had all of the inventories been valued using the first-in, first-out (FIFO) method, inventories would have been approximately $292,000 and $388,000 higher than reported at February 28, 1997 and February 29, 1996, respectively.

   Property and Equipment:

         Depreciation and amortization are computed using the straight-line method. Estimated useful lives used for computing depreciation and amortization are: buildings, 15-40 years; building improvements, 5-20 years; and office furniture and equipment, 3-10 years. Depreciation expense was approximately $199,000, $190,000 and $185,000 in fiscal 1997, 1996 and 1995, respectively.

   Other Assets:

         Other assets include goodwill associated with the acquisition in 1969 of Steel City Products, which is being amortized over a 40 year period. The unamortized values at February 28, 1997 and February 29, 1996 are approximately $160,000 and $167,000, respectively.

         In fiscal 1997, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. In accordance with SFAS No. 121, SCPI assesses whether its excess of costs over net assets acquired and other long-lived assets are impaired at each balance sheet date based upon an evaluation of undiscounted projected cash flow through the remaining amortization period. If an impairment is determined, the amount of such impairment is calculated based upon the estimated fair value of the asset. The adoption of SFAS No. 121 did not have an impact on the Company's carrying value of such assets.





                                      -F6-

   Revenue Recognition:

         Revenues are recognized at the time products are shipped.

   Federal Income Taxes:

         SCPI accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The standard requires an asset and liability approach to accounting for income taxes. Deferred tax liabilities and assets are recognized for the future tax consequences of events that have already been recognized in the financial statements or tax returns. Net deferred tax assets are recognized to the extent that management believes that realization of such benefits is more likely than not. Changes in enacted tax rates or laws may result in adjustments to the recorded deferred tax assets or liabilities in the period that the tax law is enacted (see Note 7).

         SCPI is included in the consolidated federal income tax return of Oakhurst. For financial reporting purposes, income taxes are calculated on a stand alone basis.

   Earnings Per Share:

         Income per share amounts attributable to common stockholders are computed on the basis of the weighted average number of outstanding common shares and common stock equivalents determined by applying the treasury stock method to stock options and warrants outstanding. Loss per share amounts do not include common stock equivalents since that would reduce the net loss per share.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior period earnings per share presented. The basic earnings per share and diluted earnings per share as defined by SFAS No. 128 approximates the historically presented earnings per share.

   Stock Based Compensation:

         The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

   Reclassifications:

         Certain reclassifications have been made to the prior year financial statements to conform to the fiscal 1997 presentation.

2.  CORPORATE REORGANIZATION

         In accordance with a merger transaction in July 1991, SCPI issued to Oakhurst shares of its common stock and Series A Preferred Stock so that the aggregate fair market value of such stock owned by Oakhurst totaled approximately 90% of the aggregate fair market value of SCPI. Accordingly,




                                      -F7-

Oakhurst controls approximately 90% of the outstanding voting power of SCPI and receives substantially all of the benefit of operations through dividends on the preferred stock.

         Under the merger transaction, SCPI is required for a period of five years following the merger to issue to Oakhurst (or cancel) such number of shares of Series A Preferred Stock and/or common stock as shall be necessary, in accordance with periodic determinations, to maintain Oakhurst's aggregate stock ownership of SCPI at 90%. Revaluations of the Company as of February 28, 1997, February 29, 1996 and February 28, 1995, respectively, have not yet been completed. Management expects that the revaluations as of the end of the two most recent fiscal years, when complete, will result in a decrease in the valuation of the Company because of changes in the business climate and SCPI's customer bases that occurred during fiscal 1997 and fiscal 1996. Accordingly, Series A Preferred shares outstanding may be canceled once such valuations are complete.

         The Series A Preferred Stock carries a dividend rate of $0.5228 per share and has a redemption price and liquidation preference of $5.2282 per share plus any accumulated dividends in arrears. Through February 28, 1997, dividends of approximately $6.2 million have accumulated since the effective date of the merger; of this amount, approximately $3.6 million has been declared by SCPI's Board of Directors and paid. Approximately $2.6 million of undeclared dividends in arrears was outstanding at February 28, 1997.

3.  NOTES RECEIVABLE, ADVANCES AND DIVIDENDS PAID - OAKHURST COMPANY, INC.

         Prior to the year ended February 29, 1996, SCPI advanced to Oakhurst $2,700,000 evidenced by promissory notes (collectively, the "Oakhurst Notes") to facilitate acquisitions by Oakhurst of two subsidiaries, H&H Distributors, d/b/a Harry Survis ("H&H") and Dowling's Fleet Service, Co., Inc. ("Dowling's"). In connection with the Dowling's acquisition, the Series A Preferred stock dividends outstanding as of August 1, 1994 were declared by SCPI's Board of Directors and were paid to Oakhurst.

         The Oakhurst Notes carried an interest rate of 9.25% and were repayable quarterly through 1998. In consideration for SCPI's agreement to the acceleration of the maturity of the Term Loan (see Note 5), Oakhurst agreed in January 1996 to accelerate the maturity dates of the Oakhurst Notes to July 31, 1996, or until such time that a refinancing of the Term Loan occurred, when the agreement allowed a similar rescheduling of the Oakhurst Notes with essentially like terms as the refinanced Term Loan. The Term Loan was refinanced on March 28, 1996 by the Fixed Asset Loan, and accordingly, the Oakhurst Notes were rescheduled on such date, and have been presented in SCPI's balance sheets reflecting the terms of such rescheduling.

         The rescheduling of the Oakhurst Notes reflected the combination of the outstanding balances of the Oakhurst Notes into one new note (the "Oakhurst Note") that bears interest at the prime rate plus 1.5% and provides for eight quarterly principal and interest installments of $96,000, with a balloon payment of approximately $1 million in April 1998. The Oakhurst Note allows for a rescheduling of the April 1998 balloon payment, should a similar refinancing of the Fixed Asset Loan occur prior to that time, using essentially like terms as any such refinancing. The Oakhurst Note is secured by the capital stock of Dowling's.

         SCPI participates in a cash concentration system together with all the subsidiaries of Oakhurst. Available cash that has been transferred to Oakhurst has been reflected as an addition to the advances to Oakhurst. Advances to Oakhurst have been classified as a long-term asset as repayment is not anticipated prior to February 28, 1998.





                                      -F8-

4.  PROPERTY AND EQUIPMENT

         Property and equipment are summarized as follows (in thousands):

                                                   FEBRUARY 28,     FEBRUARY 29,
                                                       1997             1996
                                                  -------------     ------------
        Land   . . . . . . . . . . . . . . . .       $  170           $  170
        Buildings  . . . . . . . . . . . . . .          830              830
        Building improvements  . . . . . . . .          370              370
        Office furniture and equipment   . . .          635              628
                                                     ------           ------
                                                      2,005            1,998
        Less accumulated depreciation  . . . .         (951)            (752)
                                                     ------           ------
                                                     $1,054           $1,246
                                                     ======           ======

5.  LONG-TERM OBLIGATIONS AND OAKHURST LINE OF CREDIT

         Long-term obligations, including the present value of the Creditor Notes (see Note 8), consist of the following (in thousands):

                                                                        FEBRUARY 28,  FEBRUARY 29,
                                                                             1997        1996
                                                                        ------------  ------------
Term loan, due monthly through
      April 1998   . . . . . . . . . . . . . . . . . . . . . . . .          $1,268      $1,663
Revolving Credit Agreement due in
      April 1998   . . . . . . . . . . . . . . . . . . . . . . . .           2,150          --
Creditor Notes due annually through July 1998 . . . . . . . . . .              809       1,064
Capital lease obligations for computer and warehouse equipment,
      due monthly through August 2001  . . . . . . . . . . . . . .              43          62
Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              66          73
                                                                            ------      ------
                                                                             4,336       2,862
Less current portion . . . . . . . . . . . . . . . . . . . . . . .             755         646
                                                                            ------      ------
                                                                            $3,581      $2,216
                                                                            ======      ======

         In fiscal 1995, SCPI obtained a four year term loan in the amount of $2,560,000 (the "Term Loan"), issued in connection with an acquisition by Oakhurst. The Term Loan was secured by a mortgage on SCPI's real estate, guaranteed by Oakhurst and its subsidiaries, and was supported by a pledge of the capital stock of Oakhurst's subsidiaries. The Term Loan provided for monthly repayments beginning in September 1994 and interest at a fixed rate of 9.25%.

         In fiscal 1995, Oakhurst entered into a two year revolving credit agreement (the "Oakhurst Credit Agreement") that, until its amendment, carried a floating interest rate of prime plus 1% and provided for maximum borrowings of $3 million. The Oakhurst Credit Agreement allowed Oakhurst to make advances to its subsidiaries, including SCPI. The Term Loan and the Oakhurst Credit Agreement were cross-collateralized.

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





                                      -F9-

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

         At February 28, 1997, Oakhurst and its subsidiaries did not meet certain of the covenants. Oakhurst has received waivers from the lender with respect to its compliance with such covenants. On June 12, 1997, Oakhurst and SCPI entered into an agreement with the lender to amend the Credit Facility to reflect certain subsidiary dispositions by Oakhurst. The agreement principally reduces the total amount available under the Revolver to $7 million, and amends certain financial covenants, including the elimination of the consolidated tangible net worth covenant.

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

         Long-term obligations, mature during each fiscal year as follows (in thousands):


             FISCAL
             ------
             1998   . . . . . . . . . . . .              $  755
             1999   . . . . . . . . . . . .               3,518
             2000   . . . . . . . . . . . .                  19
             2001   . . . . . . . . . . . .                  12
             2002   . . . . . . . . . . . .                  12
             Thereafter   . . . . . . . . .                  20
                                                         ------
                                                         $4,336
                                                         ======

6.   FINANCIAL INSTRUMENTS

         Financial instruments at February 28, 1997 consists of the following (in thousands):

                                                  CARRYING          FAIR
                                                    VALUE           VALUE
                                                  --------          -----
    Cash  . . . . . . . . . . . . . . . . .        $    2          $    2
    Oakhurst Notes  . . . . . . . . . . . .        $1,283          $1,283
    Creditor Notes  . . . . . . . . . . . .        $  809          $  812
    Term Loan   . . . . . . . . . . . . . .        $1,268          $1,268

         The fair values of the instruments were based upon the rate available to the Company for instruments of the same maturities. The Creditor Notes, which are non-interest bearing, were discounted using a current market rate of 11.75% to determine current fair value.





                                     -F10-

7.   INCOME TAXES AND DEFERRED TAX ASSET

         As of February 28, 1997, SCPI and Oakhurst had, for tax reporting purposes, net operating tax loss carry-forwards of approximately $150 million which expire in the years 2001 through 2011, and capital tax losses of approximately $4 million. Under SFAS No. 109, SCPI records as an asset the future benefit of its net operating tax loss carry-forwards and other tax benefits.

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

         Subsequent to the year ended February 28, 1997, the Board of Directors of Oakhurst made the decision to dispose of two of its subsidiaries, which led to a further increase of approximately $1.1 million in the valuation allowance of the deferred tax asset, primarily due to the loss of potential revenues pursuant to a tax sharing agreement between SCPI and Oakhurst. If future profit levels exceed current expectations, and economic or business changes warrant upward revisions in the estimate of the realizable value of net operating tax loss carry-forwards, the consequent reduction in the valuation allowance would result in a corresponding deferred tax benefit in future results of operations to the extent of the aggregates charges of $2.6 million to deferred tax expense for fiscal 1996 and fiscal 1997, and any benefit in excess of such charge would be reflected as an addition to paid-in capital.
The accounting treatment to increase paid-in capital results from SCPI's quasi-reorganization accounting in 1990. Any subsequent utilization of the net operating tax loss carry-forwards is accounted for as a reduction in the deferred tax asset.

         In order to realize the net recorded tax benefit at February 28, 1997, SCPI is required to generate approximately $2.9 million of federal taxable income from operations and from tax planning strategies, including the tax sharing agreement with Oakhurst, before the expiration of the net operating tax loss carry-forwards.

         The deferred tax effects of temporary differences are not significant, and current income taxes payable represent state income taxes.

         Income tax expense consists of the following (in thousands):

                                             FISCAL       FISCAL       FISCAL
                                           YEAR ENDED   YEAR ENDED   YEAR ENDED
                                          FEBRUARY 28, FEBRUARY 29, FEBRUARY 28,
                                              1997         1996         1995
                                          ------------ ------------ ------------
Current tax expense (benefit) . . . . . .   $    9       $ (136)        $426
Current tax benefit from utilization of
  net operating tax loss carryforwards  .       --          --          (339)
                                            ------       ------         ----
                                                 9         (136)          87
 Increase in valuation allowance
   of the deferred tax asset  . . . . . .    1,217        1,500          --
 Deferred tax (benefit) expense . . . . .     (124)         --           339
                                            ------       ------         ----
 Income tax expense . . . . . . . . . . .   $1,102       $1,364         $426
                                            ======       ======         ====





                                     -F11-

         During the year ended February 29, 1996, SCPI settled a dispute over a tax refund claimed from the state of Kentucky by SCPI's predecessor, and accordingly, recorded a refund of approximately $142,000, including approximately $35,000 of interest.

         The income tax provision differs from the amount using the statutory federal income tax rate of 34% applied to income or loss from continuing operations for the following reasons (in thousands):


                                            FISCAL       FISCAL       FISCAL
                                          YEAR ENDED   YEAR ENDED   YEAR ENDED
                                         FEBRUARY 28,  FEBRUARY 29, FEBRUARY 28,
                                              1997        1996         1995
                                         ------------ ------------  ------------
Tax (benefit) expense based on the
  U.S. federal statutory rate  . . . . .    $  (52)     $  (70)        $429
State income tax expense (benefit),
  net of refunds and federal benefit . .         6         (90)          58
Undistributed investment income  . . . .       (71)        (27)          --
Increase in deferred tax asset
  valuation allowance  . . . . . . . . .     1,217       1,500           --
Non-deductible costs . . . . . . . . . .         2          51           --
Non-taxable escrow refund  . . . . . . .        --          --          (61)
                                            ------      ------         ----
     Income tax expense  . . . . . . . .    $1,102      $1,364         $426
                                            ======      ======         ====


         The availability of the net operating tax loss carry-forwards may be adversely affected by future ownership changes of SCPI or Oakhurst; at this time, such changes cannot be predicted. SCPI's and Oakhurst's estimated operating tax loss carry-forwards at February 28, 1997 expire as follows (in thousands):


                2001  . . . . . . . . .   $ 12,000
                2002  . . . . . . . . .     52,000
                2003  . . . . . . . . .     22,000
                2004  . . . . . . . . .     49,000
                2005  . . . . . . . . .     13,000
                2010  . . . . . . . . .      1,500
                2011  . . . . . . . . .        500
                                          --------
                                          $150,000
                                          ========


8.  DISCONTINUED RETAIL OPERATIONS

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





                                     -F12-

        The Creditor Notes, which are non-interest bearing, are payable in equal annual installments through July 1998, subject to a prepayment provision whereby if defined cash flow exceeds $1,000,000 and $1,100,000 in fiscal 1996 and 1997, respectively, holders of Creditor Notes may tender for prepayment a portion thereof in the amount of the defined excess cash flow, but not to exceed approximately $400,000 per annum. In fiscal 1996 and in fiscal 1997, SCPI did not meet the defined criteria for such prepayment. The Creditor Notes have been discounted using an imputed interest rate of 7.5%. Imputed interest expense of approximately $56,000, $76,000 and $96,000 is included in results of continuing operations for fiscal 1997, 1996 and 1995, respectively.

        The accompanying statements of operations and cash flows reflect any income or loss associated with the disposal of the former Retail Division as discontinued operations. Income from discontinued operations of $43,000 for the period ended February 29, 1996 primarily reflected a decrease in SCPI's reserve for contingent liabilities relating to the former retail division, net of an income tax provision of $22,000.


9.  STOCK OPTIONS

         In fiscal 1992, the Board of Directors granted options to purchase 215,986 shares of common stock to key employees and to members of the Board of Directors. The exercise price of the options, which was equal to the market value of the stock at the date of the grant, is $0.625. As of February 28, 1997, no options had been exercised; all options are fully vested and will remain exercisable through 2001.

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

         In October 1995, SCPI's 25% matching employer contribution was suspended until further notice, and discretionary contributions were not made for the years ending February 28, 1997 and February 29, 1996. Total expenses related to the Plan was $150,000 for the year ended February 28, 1995.

         On June 1, 1995, by amendment to the Plan, Oakhurst and one of its subsidiaries were incorporated into the Plan, the Plan was renamed the Oakhurst Company Profit Sharing Plan (the "Profit Sharing Plan"), and on January 1, 1996 two of Oakhurst's other subsidiaries were incorporated into the Profit Sharing Plan, with one such subsidiary merging its assets and liabilities into the Profit Sharing Plan. The Profit Sharing Plan now provides for discretionary employer contributions, the level of which, if any, is to be determined annually by each company's Board of Directors.





                                     -F13-

11.  COMMITMENTS AND CONTINGENCIES

         SCPI has employment agreements with two senior executives that provide termination rights in the event of a change in control of SCPI, as defined.
The rights include payments ranging from six to twenty-four months of the executives' base salaries, along with continuation of benefits and certain other payments to each executive. Each agreement also provides for substantially the same provisions in the event that the executive's employment were to be terminated by SCPI without cause. The agreements were extended in August 1996 on a year to year basis, and will continue under the same terms unless a notice of non-renewal is given by either party 90 days prior to the anniversary date of such renewal.

         Management is unaware of any other significant contingencies.


12.  MAJOR CUSTOMERS

         Sales to each of those major customers representing individually more than 10% of sales were as follows (in thousands):

            Fiscal Year Ended    Fiscal Year Ended     Fiscal Year Ended
            February 28, 1997    February 29, 1996     February 28, 1995
            ------------------   ------------------    ------------------
                      % of                 % of                   % of
            Sales  Total Sales   Sales  Total Sales    Sales  Total Sales
            -----  -----------   -----  -----------    -----  -----------
Customer A  $2,290     13%        $  780       3%          --      --
Customer B      --     --         $4,641      19%      $6,046      22%
Customer C      --     --         $3,975      16%      $4,465      16%

         During the third quarter of fiscal 1996, customer B informed SCPI that it had decided to change its source of supply, and sales to customer B ended in January 1996.

         In July 1993, one of SCPI's then-largest customers (customer C) filed for protection under Chapter 11 of the United States Bankruptcy Code. This customer reorganized and emerged from Chapter 11 in January 1995. Customer C continued to be one of SCPI's largest customers throughout this period until the second quarter of fiscal 1996, when management curtailed the level of credit allowed to such customer after becoming aware that it was experiencing new financial difficulties. In October 1995, customer C again filed for protection under the U.S. Bankruptcy Code and announced that it would close all its stores; the fiscal 1996 provision for doubtful accounts contains a write-off of approximately $150,000 relating to this customer.


13.  RELATED PARTY TRANSACTIONS

         During fiscal 1996, SCPI transferred the rights to its Steel City Products trademark and trade name to Oakhurst Holdings, Inc. ("OHI") in exchange for 460 shares of stock, representing a 45.6% investment interest in OHI. In August 1995, SCPI entered into a trademark and trade name license agreement with OHI whereby OHI granted SCPI the exclusive right to use the trade name in transacting its business. The agreement provides for a quarterly license fee equal to 1% of gross sales. This fee was approximately $186,000 and $97,000 for fiscal 1997 and fiscal 1996, respectively. SCPI's investment income from OHI was approximately $209,000 and $80,000 in fiscal 1997 and fiscal 1996, respectively.

         In June 1995, SCPI engaged Oakhurst Management Corporation ("OMC"), a wholly-owned subsidiary of Oakhurst, to provide certain legal, management, investor relations, accounting, and tax services. SCPI's results for the years ended February 28, 1997 and February 29, 1996 include charges of approximately $461,000 and $365,000, respectively, for these services.





                                     -F14-

14.  PREDECESSOR BANKRUPTCY

         During fiscal 1995, SCPI recovered funds placed into escrow in prior years as a part of SCPI's predecessor's bankruptcy in the amount of approximately $175,000, which amount is included in other income for such year. SCPI's predecessor emerged from bankruptcy in 1990.

15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollar amounts in thousands, except per share data)

FISCAL 1997                                         FIRST     SECOND        THIRD        FOURTH
-----------                                         -----     ------        -----        ------
Sales . . . . . . . . . . . . . . . . . . . . .  $   5,096   $   4,941    $   4,264    $   3,730
Gross profit  . . . . . . . . . . . . . . . . .        934         984          705          787
Net (loss) income . . . . . . . . . . . . . . .        (29)         47         (207)      (1,066)
Series A Preferred Stock dividends  . . . . . .       (253)       (253)        (253)        (255)
Net loss available
  to common stockholders  . . . . . . . . . . .       (282)       (206)        (460)      (1,321)

Per share:
 Net loss attributable to common
  stockholders after preferred stock dividends.  $    (.09)  $    (.06)   $    (.14)   $    (.41)
Average number of shares outstanding  . . . . .  3,238,061   3,238,061    3,238,061    3,238,061


FISCAL 1996                                         FIRST      SECOND       THIRD        FOURTH
-----------                                         -----      ------       -----        ------
Sales . . . . . . . . . . . . . . . . . . . . .  $   7,836   $   7,078    $   5,958    $   3,775
Gross profit  . . . . . . . . . . . . . . . . .      1,572       1,423        1,078          550
Income (loss) from continuing operations  . . .        211          86       (1,507)        (360)
Income from discontinued operations . . . . . .        --           --           --           43
Net income (loss) . . . . . . . . . . . . . . .        211          86       (1,507)        (317)
Series A Preferred Stock dividends  . . . . . .       (253)       (253)        (253)        (257)
Net loss available
  to common stockholders  . . . . . . . . . . .        (42)       (167)      (1,760)        (574)

Per share:
  Loss from continuing operations
    after preferred stock dividends              $    (.01)  $    (.05)   $    (.54)   $    (.19)
  Net loss attributable to common
     stockholders after preferred stock
     dividends  . . . . . . . . . . . . . . . .  $    (.01)  $    (.05)   $    (.54)   $    (.18)
Average number of shares outstanding  . . . . .  3,238,061   3,238,061    3,238,061    3,238,061


         The net loss in fourth quarter of fiscal 1997 was caused by a deferred tax charge of $1.1 million related to an increase in the valuation allowance of the deferred tax asset (see Note 7).

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

         During fiscal 1996, the previous estimate to provide for the disposal of the discontinued Retail Division was reduced.





                                     -F15-

                                                                     SCHEDULE II

                           STEEL CITY PRODUCTS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)


---------------------------------------------------------------------------------------------------------------------
COLUMN A                            COLUMN B        COLUMN C                              COLUMN D          COLUMN E
---------------------------------------------------------------------------------------------------------------------
                                    BALANCE AT        CHARGED          CHARGES TO                            BALANCE
                                    BEGINNING        TO COSTS        OTHER ACCOUNTS       DEDUCTIONS         AT END
DESCRIPTION                         OF PERIOD      AND EXPENSES        - DESCRIBE         - DESCRIBE        OF PERIOD
=====================================================================================================================
Allowance for doubtful accounts
  deducted from trade accounts
  receivable:

Years ended:
   February 28, 1997.............     $419              $(30)             $  -             $  - (A)            $389
                                      ====              ====              ====             ====                ====
   February 29, 1996.............     $194              $415              $  -             $190 (A)            $419
                                      ====              ====              ====             ====                ====
   February 28, 1995.............     $320              $  -              $  -             $126 (A)            $194
                                      ====              ====              ====             ====                ====






(A)  Amounts were deemed uncollectible.




                                    -F16-

                                 EXHIBIT INDEX


Exhibit No.           Description
-----------           -----------
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


    10.10             Open-End Mortgage between Steel City Products, Inc. and
                      FINOVA Capital Corporation dated March 28, 1996, (filed as exhibit #10.10 to the Company's Annual Report on Form
                      10-K for the fiscal year ended February 29, 1996).

    10.11             Combined and Amended Promissory Note between Steel City
                      Products, Inc. and Oakhurst Company, Inc., dated March
                      28, 1996, (filed as exhibit #10.11 to the Company's
                      Annual Report on Form 10-K for the fiscal year ended
                      February 29, 1996).

    10.12             Trademark & Trade Name License Agreement between Oakhurst
                      Holdings, Inc. and Steel City Products, Inc., dated
                      August 16, 1995, (filed as exhibit #10.12 to the
                      Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).

    10.13             Corporate Services Agreement between Steel City Products,
                      Inc. and Oakhurst Management Corporation dated June 1,
                      1995, (filed as exhibit #10.13 to the Company's Annual
                      Report on Form 10-K for the fiscal year ended February 29,
                      1996).

    11 Statement re-computation of per-share earnings - filed herewith.

    27 Financial Data Schedule (EDGAR transmission only) - filed herewith.

-----------------
          *  Management contract or compensatory plan or arrangement.