Form 10-Q
period 1997-05-31
STEEL CITY PRODUCTS INC
filed 1997-07-15
CIK 46535

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  May 31, 1997
                                 ------------

                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -----------------

Commission file number:   0-2572

                           STEEL CITY PRODUCTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        DELAWARE                                                 55-0437067
------------------------                                     -------------------
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

                                 (214) 660-4499
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

             -----------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)

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

         At July 1, 1997, 3,238,061 shares of the Registrant's Common Stock, $0.01 par value per share, were issued and outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART I - FINANCIAL INFORMATION



ITEM 1.           FINANCIAL STATEMENTS



                         INDEX TO FINANCIAL STATEMENTS

                           STEEL CITY PRODUCTS, INC.


Balance Sheets at May 31, 1997 (unaudited)
  and February 28, 1997 .................................................... 3


Statements of Operations for the three month periods ended
  May 31, 1997 and May 31, 1996 (unaudited) ................................ 4


Statement of Stockholders' Equity for the three months
  ended May 31, 1997 (unaudited) ........................................... 5


Statements of Cash Flows for the three month periods ended
  May 31, 1997 and May 31, 1996 (unaudited) ................................ 6


Notes to financial statements (unaudited) .................................. 7

                           STEEL CITY PRODUCTS, INC.
                                BALANCE SHEETS
               (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                            ASSETS                                MAY 31,  FEBRUARY 28,
                                                                                   1997        1997
                                                                                 --------    --------
                                                                                (Unaudited)
Current assets:
  Cash........................................................................   $      2    $      2
  Trade accounts receivable, less allowance of $352 and $389, respectively ...      3,226       2,558
  Notes receivable - Oakhurst Company, Inc. ..................................      1,216         275
  Inventories ................................................................      3,041       3,327
  Other ......................................................................        211         145
                                                                                 --------    --------
            Total current assets .............................................      7,696       6,307
                                                                                 --------    --------

Property and equipment, at cost ..............................................      2,005       2,005
  Less accumulated depreciation ..............................................       (986)       (951)
                                                                                 --------    --------
                                                                                    1,019       1,054
                                                                                 --------    --------

Deferred tax asset, less valuation allowance of $51,300 ......................      1,000       1,000
Notes receivable - Oakhurst Company, Inc., long-term portion .................         --       1,008
Advances to Oakhurst Company, Inc. ...........................................      6,002       5,400
Other assets .................................................................        573         528
                                                                                 --------    --------
                                                                                    7,575       7,936
                                                                                 --------    --------

                                                                                 $ 16,290    $ 15,297
                                                                                 ========    ========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable............................................................   $  4,386    $  4,085
  Accrued compensation .......................................................        237         271
  Current maturities of long-term obligations ................................      1,687         755
  Due to affiliate ...........................................................        336         284
  Other ......................................................................        131         180
                                                                                 --------    --------
            Total current liabilities ........................................      6,777       5,575
                                                                                 --------    --------

Long-term obligations:
  Long-term debt .............................................................      3,251       3,499
  Other long-term obligations ................................................         76          82
                                                                                 --------    --------
                                                                                    3,327       3,581
                                                                                 --------    --------

Commitments and contingencies.................................................

Stockholders' equity:
  Preferred stock, par value $0.01 per share; authorized
     5,000,000 shares, issued 1,938,526 shares;
     liquidation preference $10,135 ..........................................         19          19
  Common stock, par value $0.01 per share; authorized
     5,000,000 shares; issued 3,238,061 shares ...............................         32          32
  Additional paid-in capital .................................................     43,824      43,824
  Deficit (Reorganized on August 26, 1989) ...................................    (37,688)    (37,733)
  Treasury stock, at cost, 207 common shares .................................         (1)         (1)
                                                                                 --------    --------
            Total stockholders' equity .......................................      6,186       6,141
                                                                                 --------    --------

                                                                                 $ 16,290    $ 15,297
                                                                                 ========    ========

   The accompanying notes are an integral part of these financial statements.

                           STEEL CITY PRODUCTS, INC.
                            STATEMENT OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)



                                                   THREE MONTHS    THREE MONTHS
                                                       ENDED           ENDED
                                                      MAY 31,         MAY 31,
                                                        1997           1996
                                                    -----------    -----------
Sales ............................................. $     5,151    $     5,096
Other income ......................................         102            102
                                                    -----------    -----------
                                                          5,253          5,198
                                                    -----------    -----------
Cost of goods sold, including occupancy and
  buying expenses .................................       4,178          4,162
Operating, selling and administrative expenses ....         953            998
Provision for doubtful accounts ...................          13             20
Interest expense ..................................         111            112
                                                    -----------    -----------
                                                          5,255          5,292
                                                    -----------    -----------
Net loss before undistributed earnings of
  investment in affiliate and income tax expense ..          (2)           (94)

Undistributed earnings of investment in affiliate .          47             65
Income tax expense ................................          --             --
                                                    -----------    -----------

Net income (loss) .................................          45            (29)

Effect of Series A Preferred Stock dividends ......        (253)          (253)
                                                    -----------    -----------
Net loss attributable to common stockholders ...... $      (208)   $      (282)
                                                    ===========    ===========



Net loss per share attributable to common
  stockholders after preferred stock dividends .... $     (0.06)   $     (0.09)
                                                    ===========    ===========
Weighted average number of shares outstanding
  used in computing per share amount ..............   3,238,061      3,238,061
                                                    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                          STEEL CITY PRODUCTS, INC.
                      STATEMENT OF STOCKHOLDERS' EQUITY
                       THREE MONTHS ENDED MAY 31, 1997
                            (DOLLARS IN THOUSANDS)
                                 (Unaudited)




                                       PREFERRED STOCK         COMMON STOCK        ADDITIONAL  RETAINED     TREASURY STOCK
                                     --------------------- ----------------------   PAID-IN    EARNINGS   ------------------
                                       SHARES    PAR VALUE   SHARES     PAR VALUE   CAPITAL    (DEFICIT)   SHARES     COST
                                     ----------  --------- -----------  --------- -----------  ---------  ---------  -------
Balances, February 28, 1997.....     1,938,526   $     19   3,238,061   $     32  $   43,824   ($37,733)      207     ($1)




Net income for the period.......                                                                    45




                                     ---------   --------  ----------   --------  -----------  --------  --------     ---
Balances, May 31, 1997..........     1,938,526   $     19   3,238,061   $     32  $   43,824   ($37,688)      207     ($1)
                                     =========   ========  ==========   ========  ===========  ========  ========     ===





   The accompanying notes are an integral part of these financial statements.

                           STEEL CITY PRODUCTS, INC.
                            STATEMENT OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (Unaudited)



                                                                        THREE       THREE
                                                                        MONTHS      MONTHS
                                                                        ENDED       ENDED
                                                                        MAY 31,     MAY 31,
                                                                         1997       1996
                                                                        ------     -------
Cash flows from operating activities:
   Net income (loss)................................................    $   45     $   (29)
   Adjustments to reconcile net income (loss)
       to net cash (used in) provided by operating activities
        Depreciation and amortization ..............................        50          74
        Undistributed earnings of investment in affiliate ..........       (47)        (65)
   Other changes in operating assets and liabilities:
        Accounts receivable ........................................      (668)       (584)
        Inventories ................................................       286       1,066
        Accounts payable ...........................................       301        (270)
        Other ......................................................      (126)        123
                                                                        ------     -------
Net cash (used in) provided by operating activities of:
   Continuing operations ...........................................      (159)        315
   Discontinued operations .........................................        10          17
                                                                        ------     -------
Net cash (used in) provided by operating activities ................      (149)        332
                                                                        ------     -------
Cash flows from investing activities:
   Advances to Oakhurst Company, Inc. ..............................      (602)     (2,417)
   Collection of note receivable, Oakhurst Company, Inc. ...........        67          58
                                                                        ------     -------
Net cash used in investing activities ..............................      (535)     (2,359)
                                                                        ------     -------

Cash flows from financing activities:
   Net borrowings under revolving credit agreement .................       753       2,368
   Proceeds from long-term borrowings ..............................        --       1,500
   Principal payments on long-term obligations .....................       (69)     (1,716)
   Deferred loan costs .............................................        --        (126)
                                                                        ------     -------
Net cash provided by financing activities ..........................       684       2,026
                                                                        ------     -------

Net decrease in cash ...............................................        --          (1)
Cash at beginning of period ........................................         2           3
                                                                        ------     -------
Cash at end of period...............................................    $    2     $     2
                                                                        ======     =======


   The accompanying notes are an integral part of these financial statements.

                           STEEL CITY PRODUCTS, INC.
                        THREE MONTHS ENDED MAY 31, 1997
                         NOTES TO FINANCIAL STATEMENTS


1.  INTERIM FINANCIAL STATEMENTS

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments made are of a normal recurring nature.

         While the Company believes that the disclosures presented herein are adequate to make the information not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements for the fiscal year ended February 28, 1997 ("fiscal 1997") as filed in the Company's Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         Steel City Products, Inc. ("SCPI") is a special, limited purpose, majority-owned subsidiary of Oakhurst Company, Inc. ("Oakhurst"). SCPI is expected to concentrate on its historical line of business, while any future growth and expansion opportunities are expected to be pursued by one or more subsidiaries of Oakhurst. Through Oakhurst's ownership of SCPI, primarily in the form of preferred stock, Oakhurst retains substantially all the value of SCPI, and receives substantially all of the benefit of operations through dividends on the preferred stock. Oakhurst's ownership of SCPI is designed to facilitate the preservation and utilization of SCPI's and Oakhurst's net operating tax loss carryforwards and capital losses which amount to approximately $150 million and $4 million, respectively.

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

         At May 31, 1997, SCPI's debt primarily consisted of a term loan of approximately $1.2 million secured by a mortgage on SCPI's real estate, and notes payable with outstanding principal balances aggregating approximately $806,000 that were issued in connection with the settlement of certain contingent liabilities related to SCPI's former retail division. SCPI also has revolving debt of approximately $2.9 million (see below) which was borrowed primarily to repay prior revolving debt of Oakhurst, and which is offset entirely by advances receivable from Oakhurst that bear interest at the same rate as the revolving debt.


         Oakhurst and its subsidiaries, including SCPI, have available financing under a revolving credit facility (the "Revolver") from an institutional lender up to a maximum of $7 million, subject to defined levels of the subsidiaries' accounts receivable and inventories. Management believes that the Revolver will provide adequate funding for SCPI's foreseeable working capital requirements.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

         As of May 31, 1997, there had been no material changes in the Company's financial condition from February 28, 1997, discussed in Item 7 of the Company's Annual Report on Form 10-K for fiscal 1997.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

         Operations include the results of SCPI's operating division, Steel City Products, a distributor of automotive parts and accessories based in Pittsburgh, Pennsylvania.

THREE MONTHS ENDED MAY 31, 1997 COMPARED WITH THREE MONTHS ENDED MAY 31, 1996

         When compared to the first quarter of the prior year, sales increased by approximately $55,000. The increase resulted primarily from the addition of new product lines.

         Gross profits increased by $39,000 in the first quarter compared with the first quarter of the prior year in relation to the increase in sales combined with a slight margin improvement.

         Operating, selling and administrative expenses decreased by $45,000 when compared to the prior year first quarter, due primarily to personnel reductions.

                          PART II - OTHER INFORMATION



ITEM 1.        LEGAL PROCEEDINGS

         There a no material legal proceedings pending against the Company.



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


                                           STEEL CITY PRODUCTS, INC.


Date:    July 12, 1997                     By:       /s/   Bernard H. Frank
                                                     ---------------------------
                                                     Bernard H. Frank
                                                     Chief Executive Officer


Date:    July 12, 1997                     By:       /s/   Mark Auerbach
                                                     ---------------------------
                                                     Mark Auerbach
                                                     Chief Financial Officer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                               EXHIBIT
-------                              -------
  27                                 Financial Data Schedule