Form 10-Q
period 1997-08-31
STEEL CITY PRODUCTS INC
filed 1997-10-14
CIK 46535

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended: August 31, 1997
                                         ---------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________to _______________.

                        Commission file number: 0-2572

                           STEEL CITY PRODUCTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                       55-0437067
   ------------------------                           ----------------
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         At October 1, 1997, 3,238,061 shares of the Registrant's Common Stock, $0.01 par value per share, were issued and outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART I - FINANCIAL INFORMATION



ITEM 1.           FINANCIAL STATEMENTS



                         INDEX TO FINANCIAL STATEMENTS

                           STEEL CITY PRODUCTS, INC.

Balance Sheets at August 31, 1997 (unaudited)
  and February 28, 1997.................................................................     3


Statements of Operations for the three month periods ended
 August 31, 1997 and August 31, 1996 (unaudited)........................................     4


Statements of Operations for the six month periods ended
 August 31, 1997 and August 31, 1996 (unaudited)........................................     5


Statement of Stockholders' Equity for the six months
  ended August 31, 1997 (unaudited) ....................................................     6


Statements of Cash Flows for the six month periods ended
 August 31, 1997 and August 31, 1996 (unaudited)........................................     7


Notes to financial statements (unaudited)...............................................     8

                           STEEL CITY PRODUCTS, INC.
                                 BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                             ASSETS                                 AUGUST 31,   FEBRUARY 28,
                                                                                      1997          1997
                                                                                   ----------     --------
                                                                                  (Unaudited)
Current assets:
     Cash .....................................................................     $      1      $      2
     Trade accounts receivable, less allowance of $355 and $389, respectively .        2,818         2,558
     Notes receivable - Oakhurst Company, Inc. ................................        1,153           275
     Inventories ..............................................................        3,264         3,327
     Other ....................................................................          101           145
                                                                                    --------      --------
                       Total current assets ...................................        7,337         6,307
                                                                                    --------      --------

Property and equipment, at cost ...............................................        2,017         2,005
     Less accumulated depreciation ............................................       (1,021)         (951)
                                                                                    --------      --------
                                                                                         996         1,054
                                                                                    --------      --------

Deferred tax asset, less valuation allowance of $51,300 .......................        1,000         1,000
Notes receivable - Oakhurst Company, Inc., long-term portion ..................           --         1,008
Advances to Oakhurst Company, Inc. ............................................        5,407         5,400
Other assets ..................................................................          576           528
                                                                                    --------      --------
                                                                                       6,983         7,936
                                                                                    --------      --------

                                                                                    $ 15,316      $ 15,297
                                                                                    ========      ========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable .........................................................     $  3,866      $  4,085
     Accrued compensation .....................................................          292           271
     Current maturities of long-term obligations ..............................        1,702           755
     Due to affiliate .........................................................          382           284
     Other ....................................................................          106           180
                                                                                    --------      --------
                       Total current liabilities ..............................        6,348         5,575
                                                                                    --------      --------

Long-term obligations:
     Long-term debt ...........................................................        2,705         3,499
     Other long-term obligations ..............................................           71            82
                                                                                    --------      --------
                                                                                       2,776         3,581
                                                                                    --------      --------

Commitments and contingencies .................................................

Stockholders' equity:
     Preferred stock, par value $0.01 per share; authorized
        5,000,000 shares, issued 1,938,526 shares;
        liquidation preference $10,135 ........................................           19            19
     Common stock, par value $0.01 per share; authorized
        5,000,000 shares; issued 3,238,061 shares .............................           32            32
     Additional paid-in capital ...............................................       43,824        43,824
     Deficit (Reorganized on August 26, 1989) .................................      (37,682)      (37,733)
     Treasury stock, at cost, 207 common shares ...............................           (1)           (1)
                                                                                    --------      --------
                       Total stockholders' equity .............................        6,192         6,141
                                                                                    --------      --------

                                                                                    $ 15,316      $ 15,297
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

                           STEEL CITY PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)






                                                        THREE MONTHS      THREE MONTHS
                                                            ENDED             ENDED
                                                         AUGUST 31,        AUGUST 31,
                                                            1997              1996
                                                        -------------     --------------
Sales ..............................................     $     4,599      $     4,941
Other income .......................................             163              170
                                                         -----------      -----------
                                                               4,762            5,111
                                                         -----------      -----------

Cost of goods sold, including occupancy and
   buying expenses .................................           3,668            3,957
Operating, selling and administrative expenses .....             997            1,019
Provision for doubtful accounts ....................              35                9
Interest expense ...................................             112              125
                                                         -----------      -----------
                                                               4,812            5,110
                                                         -----------      -----------

Net (loss) income before income taxes and
   undistributed earnings of investment in affiliate             (50)               1

Income tax expense .................................              --               (8)
Undistributed earnings of investment in affiliate ..              56               54
                                                         -----------      -----------
Net income .........................................               6               47

Effect of Series A Preferred Stock dividends .......            (253)            (253)
                                                         -----------      -----------

Net loss attributable to common stockholders .......     $      (247)     $      (206)
                                                         ===========      ===========



Net loss per share attributable to common
   stockholders after preferred stock dividends ....     $     (0.08)     $     (0.06)
                                                         ===========      ===========

Weighted average number of shares outstanding
   used in computing per share amount ..............       3,238,061        3,238,061
                                                         ===========      ===========









  The accompanying notes are an integral part of these financial statements.

                           STEEL CITY PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)






                                                          SIX MONTHS      SIX MONTHS
                                                             ENDED           ENDED
                                                          AUGUST 31,      AUGUST 31,
                                                             1997            1996
                                                         -----------      -----------
Sales ..............................................     $     9,750      $    10,037
Other income .......................................             264              272
                                                         -----------      -----------
                                                              10,014           10,309
                                                         -----------      -----------

Cost of goods sold, including occupancy and
   buying expenses .................................           7,846            8,119
Operating, selling and administrative expenses .....           1,949            2,017
Provision for doubtful accounts ....................              48               29
Interest expense ...................................             223              237
                                                         -----------      -----------
                                                              10,066           10,402
                                                         -----------      -----------

Net loss before income taxes and
   undistributed earnings of investment in affiliate             (52)             (93)

Income tax expense .................................              --               (8)
Undistributed earnings of investment in affiliate ..             103              119
                                                         -----------      -----------
Net income .........................................              51               18

Effect of Series A Preferred Stock dividends .......            (506)            (506)
                                                         -----------      -----------

Net loss attributable to common stockholders .......     $      (455)     $      (488)
                                                         ===========      ===========



Net loss per share attributable to common
   stockholders after preferred stock dividends ....     $     (0.14)     $     (0.15)
                                                         ===========      ===========

Weighted average number of shares outstanding
   used in computing per share amount ..............       3,238,061        3,238,061
                                                         ===========      ===========









   The accompanying notes are an integral part of these financial statements.

                           STEEL CITY PRODUCTS, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                        SIX MONTHS ENDED AUGUST 31, 1997
                             (DOLLARS IN THOUSANDS)
                                  (Unaudited)









                                       PREFERRED STOCK         COMMON STOCK       ADDITIONAL   RETAINED   TREASURY STOCK
                                     --------------------- ----------------------  PAID-IN     EARNINGS  ------------------
                                      SHARES     PAR VALUE   SHARES     PAR VALUE  CAPITAL     (DEFICIT)  SHARES     COST
                                     ----------  --------- -----------  --------- -----------  --------  ---------  -------

Balances, February 28, 1997           1,938,526        $19   3,238,061        $32     $43,824  ($37,733)       207      ($1)




Net income for the period                                                                           51




                                     ----------  --------- -----------  --------- -----------  --------  ---------  -------
Balances, August 31, 1997             1,938,526        $19   3,238,061        $32     $43,824  ($37,682)       207      ($1)
                                     ==========  ========= ===========  ========= ===========  ========  =========  =======




  The accompanying notes are an integral part of these financial statements.

                           STEEL CITY PRODUCTS, INC.
                            STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (Unaudited)





                                                                  SIX MONTHS   SIX MONTHS
                                                                     ENDED        ENDED
                                                                   AUGUST 31,   AUGUST 31,
                                                                      1997        1996
                                                                   ----------   --------
Cash flows from operating activities:
     Net income ................................................     $  51      $    18
     Adjustments to reconcile net income
         to net cash (used in) provided by operating activities:
              Depreciation and amortization ....................       104          140
              Undistributed earnings of investment in affiliate       (103)        (119)
     Other changes in operating assets and liabilities:
              Accounts receivable ..............................      (260)        (452)
              Inventories ......................................        63          516
              Accounts payable .................................      (219)        (219)
              Other ............................................       127          189
                                                                     -----      -------
Net cash (used in) provided by operating activities of:
     Continuing operations .....................................      (237)          73
     Discontinued operations ...................................      (286)        (268)
                                                                     -----      -------
Net cash used in operating activities ..........................      (523)        (195)
                                                                     -----      -------

Cash flows from investing activities:
     Advances to Oakhurst Company, Inc. ........................        (7)      (2,704)
     Collection of note receivable, Oakhurst Company, Inc. .....       130          121
     Additions to property and equipment .......................       (12)          --
                                                                     -----      -------
Net cash provided by (used in) investing activities ............       111       (2,583)
                                                                     -----      -------

Cash flows from financing activities:
     Net borrowings under revolving credit agreement ...........       555        3,193
     Proceeds from long-term borrowings ........................        --        1,500
     Principal payments on long-term obligations ...............      (144)      (1,785)
     Deferred loan costs .......................................        --         (126)
                                                                     -----      -------
Net cash provided by financing activities ......................       411        2,782
                                                                     -----      -------

Net (decrease) increase in cash and cash equivalents ...........        (1)           4
Cash and cash equivalents at beginning of period ...............         2            3
                                                                     -----      -------
Cash and cash equivalents at end of period .....................     $   1      $     7
                                                                     =====      =======



  The accompanying notes are an integral part of these financial statements.

                           STEEL CITY PRODUCTS, INC.
                        SIX MONTHS ENDED AUGUST 31, 1997
                         NOTES TO FINANCIAL STATEMENTS


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

2.  SALE OF REAL ESTATE

         In August 1997, the Company entered into an agreement to sell its 88,000 square foot warehouse in Pittsburgh, Pennsylvania for a gross purchase price of approximately $2.8 million in cash. The transaction is scheduled to close in December 1997, at which time the Company will record a pre-tax gain currently estimated at approximately $1.8 million in connection with the sale. After repayment of the term loan secured on the property, the net proceeds of approximately $1.6 million will be used to reduce revolving debt and to cover the expenses of moving to newer, leased premises comprising approximately 67,000 square feet.

3.  ACCOUNTING CHANGES

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company anticipates that the adoption of SFAS No. 131 will not have a material effect on current disclosures.

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

         At August 31, 1997, SCPI's debt primarily consisted of a term loan of approximately $1.1 million secured by a mortgage on SCPI's real estate, and notes payable with outstanding principal balances aggregating approximately $602,000 that were issued in connection with the settlement of certain contingent liabilities related to SCPI's former retail division. SCPI also has revolving debt of approximately $2.7 million (see below) which was borrowed primarily to repay prior revolving debt of Oakhurst, and which is offset entirely by advances receivable from Oakhurst that bear interest at the same rate as the revolving debt.

         Oakhurst and its subsidiaries, including SCPI, have available financing under a revolving credit facility (the "Revolver") from an institutional lender up to a maximum of $7 million, subject to defined levels of the subsidiaries' accounts receivable and inventories. Management believes that the Revolver will provide adequate funding for SCPI's foreseeable working capital requirements.

         In August 1997, the Company entered into an agreement to sell its 88,000 square foot warehouse in Pittsburgh, Pennsylvania for a gross purchase price of approximately $2.8 million in cash. The transaction is scheduled to close in December 1997, at which time the Company will record a pre-tax gain currently estimated at approximately $1.8 million in connection with the sale. After repayment of the term loan secured on the property, the net proceeds of approximately $1.6 million will be used to reduce revolving debt and to cover the expenses of moving to newer, leased premises comprising approximately 67,000 square feet.

         In September 1997, Oakhurst and its subsidiaries reached an agreement to extend the Revolver beyond its initial two year term to March 1999, and agreed to pay a fee of $35,000 in connection with the renewal. The Credit Agreement provides for subsequent automatic renewal terms of one year each upon payment of a renewal fee of 0.5% of the entire line, unless earlier terminated as provided for in the Agreement.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

         As of August 31, 1997, there had been no material changes in the Company's financial condition from February 28, 1997, discussed in Item 7 of the Company's Annual Report on Form 10-K for fiscal 1997.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

         Operations include the results of SCPI's operating division, Steel City Products, a distributor of automotive parts and accessories and non-food pet supplies based in Pittsburgh, Pennsylvania.

THREE MONTHS ENDED AUGUST 31, 1997 COMPARED WITH THREE MONTHS ENDED AUGUST 31, 1996

         Compared to the second quarter of the prior year, sales decreased by approximately $342,000. Sales to existing automotive customers decreased by $1.1 million, primarily as a result of bankruptcies, downsizing and competitive pressures by certain of SCPI's customers. Partially offsetting this were sales to new automotive customers of approximately $420,000.

         Sales of non-food pet supplies were $363,000 in the current year second quarter, compared with $18,000 in the prior year second quarter when SCPI first added this category to its product lines.

         Gross profits decreased by $53,000 in the second quarter compared with the same quarter of the prior year, due principally to the decrease in sales.

         Operating, selling and administrative expenses decreased by $22,000 when compared to the prior year second quarter, due primarily to personnel reductions.

         There was an increase in the provision for doubtful accounts of $26,000 in the current year related to the expected liquidation of one of the Company's customers.

SIX MONTHS ENDED AUGUST 31, 1997 COMPARED WITH SIX MONTHS ENDED AUGUST 31, 1996

         Compared with the prior year, sales decreased by $287,000. Sales to existing automotive customers decreased by $1.2 million, primarily as a result of bankruptcies, downsizing and competitive pressures by certain of SCPI's customers. Partially offsetting this were sales to new automotive customers and of the automotive "wing" product line aggregating approximately $900,000; however the wing sales of $117,000 will not continue, because that division was sold in the first quarter of the current year.

         Sales of non-food pet supplies were $581,000 in the current year period, compared with $18,000 in the prior year. Sales of pet supplies first began in the second quarter of the prior year.

         Gross profits decreased by $14,000 in the first six months of the current year, as a result of the lower sales level.

         Operating, selling and administrative expenses decreased by $68,000 when compared to the prior year, due primarily to reductions in personnel.

         There was an increase in the provision for doubtful accounts of $19,000 in the current year related to the expected liquidation of one of the Company's customers.

                          PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         There are no material legal proceedings pending against the Company.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter for which this report is filed.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

          10. Agreement of Sale and Purchase by and between Steel City Products, Inc. and Bearing Service Company of Pennsylvania dated as of August 18, 1997.

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


                                           STEEL CITY PRODUCTS, INC.


Date:    October 10, 1997                  By:  /s/ Bernard H. Frank
                                                -------------------------------
                                                    Bernard H. Frank
                                                    Chief Executive Officer


Date:    October 10, 1997                  By:  /s/ Mark Auerbach
                                                -------------------------------
                                                    Mark Auerbach
                                                    Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------

  10. Agreement of Sale and Purchase by and between Steel City Products, Inc. and Bearing Service Company of Pennsylvania dated as of August 18, 1997.

  27.          Financial Data Schedule (EDGAR transmission only)