Form 10-Q
period 1997-11-30
STEEL CITY PRODUCTS INC
filed 1998-01-14
CIK 46535

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:   November 30, 1997
                                ---------------------------------------
                                       OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                                ------------------    -----------------

Commission file number:   0-2572

                            STEEL CITY PRODUCTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                      55-0437067
    ------------------------                       -------------------
    (State of Incorporation)                         (I.R.S. Employer
                                                    Identification No.)

               3513 CONCORD PIKE, SUITE 3527, WILMINGTON, DELAWARE
                                      19803
               ---------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (302) 478-9170
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

                1001 SANTERRE DRIVE, GRAND PRAIRIE, TEXAS, 75050
         --------------------------------------------------------------
            (Former name, former address, and former fiscal year, if
                           changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15all of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         At January 1, 1998, 3,238,061 shares of the Registrant's Common Stock, $0.01 par value per share, were issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART I - FINANCIAL INFORMATION



ITEM 1.           FINANCIAL STATEMENTS



                          INDEX TO FINANCIAL STATEMENTS

                            STEEL CITY PRODUCTS, INC.


Balance Sheets at November 30, 1997 (unaudited)
  and February 28, 1997.................................................................         3


Statements of Operations for the three month periods ended
 November 30, 1997 and November 30, 1996 (unaudited)....................................         4


Statements of Operations for the nine month periods ended
 November 30, 1997 and November 30, 1996 (unaudited)....................................         5


Statement of Stockholders' Equity for the nine months
  ended November 30, 1997 (unaudited) ..................................................         6


Statements of Cash Flows for the nine month periods ended
 November 30, 1997 and November 30, 1996 (unaudited)....................................         7


Notes to financial statements (unaudited)...............................................         8

                            STEEL CITY PRODUCTS, INC.
                                 BALANCE SHEETS
                (Dollar amounts in thousands, except share data)

                                                                                                     November 30,  February 28,
                                                                                                        1997           1997
                                                                                                     -----------   -----------
                                                                                                     (Unaudited)
                                     ASSETS
Current assets:
  Cash ............................................................................................   $      1     $     2
  Trade accounts receivable, less allowance of $373 and $389, respectively ........................      2,750       2,558
  Notes receivable - Oakhurst Company, Inc. .......................................................      1,085         275
  Inventories .....................................................................................      2,487       3,327
  Deferred tax asset, current portion .............................................................        291          --
  Other ...........................................................................................        104         145
                                                                                                      --------     -------
            Total current assets ..................................................................      6,718       6,307
                                                                                                      --------     -------

Property and equipment, at cost ...................................................................      2,042       2,005
  Less accumulated depreciation ...................................................................     (1,043)       (951)
                                                                                                      --------     -------
                                                                                                           999       1,054
                                                                                                      --------     -------

Deferred tax asset, less valuation allowance of $51,300 ...........................................        709       1,000
Notes receivable - Oakhurst Company, Inc., long-term portion ......................................         --       1,008
Advances to Oakhurst Company, Inc. ................................................................      5,539       5,400
Other assets ......................................................................................        623         528
                                                                                                      --------     -------
                                                                                                         6,871       7,936
                                                                                                      --------     -------

                                                                                                      $ 14,588     $15,297
                                                                                                      ========     =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ................................................................................   $  3,152     $ 4,085
  Accrued compensation ............................................................................        282         271
  Current maturities of long-term obligations .....................................................      1,615         755
  Due to affiliate ................................................................................        426         284
  Other ...........................................................................................        115         180
                                                                                                      --------     -------
            Total current liabilities .............................................................      5,590       5,575
                                                                                                      --------     -------
Long-term obligations:
  Long-term debt ..................................................................................      2,935       3,499
  Other long-term obligations .....................................................................         67          82
                                                                                                      --------     -------
                                                                                                         3,002       3,581
                                                                                                      --------     -------

Commitments and contingencies .....................................................................

Stockholders' equity:
  Preferred stock, par value $0.01 per share; authorized
     5,000,000 shares, issued 1,938,526 shares;
     liquidation preference $10,135 ...............................................................         19          19
  Common stock, par value $0.01 per share; authorized
     5,000,000 shares; issued 3,238,061 shares ....................................................         32          32
  Additional paid-in capital ......................................................................     43,824      43,824
  Deficit (Reorganized on August 26, 1989) ........................................................    (37,878)    (37,733)
  Treasury stock, at cost, 207 common shares ......................................................         (1)         (1)
                                                                                                      --------     --------
            Total stockholders' equity ............................................................      5,996       6,141
                                                                                                      --------     -------
                                                                                                      $ 14,588     $15,297
                                                                                                      ========     =======

   The accompanying notes are an integral part of these financial statements.

                           STEEL CITY PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)
                                  (Unaudited)




                                                           Three Months   Three Months
                                                              Ended          Ended
                                                           November 30,   November 30,
                                                               1997          1996
                                                           ------------   ------------
    Sales ..............................................   $     4,289    $     4,264
    Other income .......................................           127            117
                                                           -----------    -----------
                                                                 4,416          4,381
                                                           -----------    -----------

    Cost of goods sold, including occupancy and
      buying expenses ..................................         3,550          3,559
    Operating, selling and administrative expenses .....           928            933
    Provision for doubtful accounts ....................            75             13
    Interest expense ...................................           108            128
                                                           -----------    -----------
                                                                 4,661          4,633
                                                           -----------    -----------

    Net loss before undistributed earnings of investment
      in affiliate and income taxes ....................          (245)          (252)

    Undistributed earnings of investment in affiliate ..            49             46
    Income tax expense .................................            --             (1)
                                                           -----------    -----------
    Net loss ...........................................          (196)          (207)

    Effect of Series A Preferred Stock dividends .......          (253)          (253)
                                                           -----------    -----------

    Net loss attributable to common stockholders .......   $      (449)   $      (460)
                                                           ===========    ===========


Per share amounts:
    Net loss per share attributable to common
      stockholders after preferred stock dividends .....   $     (0.14)   $     (0.14)
                                                           ===========    ===========

    Weighted average number of shares outstanding
      used in computing per share amount ...............     3,238,061      3,238,061
                                                           ===========    ===========





The accompanying notes are an integral part of these financial statements.

                           STEEL CITY PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)
                                  (Unaudited)




                                                             Nine Months     Nine Months
                                                                Ended           Ended
                                                             November 30,    November 30,
                                                                 1997           1996
                                                             ------------    -----------
    Sales .............................................      $     14,038    $    14,301
    Other income ......................................               392            389
                                                             ------------    -----------
                                                                   14,430         14,690
                                                             ------------    -----------
    Cost of goods sold, including occupancy and
      buying expenses .................................            11,396         11,678
    Operating, selling and administrative expenses ....             2,877          2,950
    Provision for doubtful accounts ...................               123             42
    Interest expense ..................................               331            365
                                                             ------------    -----------
                                                                   14,727         15,035
                                                             ------------    -----------
    Net loss before income taxes and
      undistributed earnings of investment in affiliate              (297)          (345)

    Income tax expense ................................                --             (9)
    Undistributed earnings of investment in affiliate .               152            165
                                                             ------------    -----------
    Net loss ..........................................              (145)          (189)

    Effect of Series A Preferred Stock dividends ......              (759)          (759)
                                                             ------------    -----------
    Net loss attributable to common stockholders ......      $       (904)   $      (948)
                                                             ============    ===========

Per share amounts:
    Net loss per share attributable to common
      stockholders after preferred stock dividends ....      $      (0.28)   $     (0.29)
                                                             ============    ===========
    Weighted average number of shares outstanding
      used in computing per share amount ..............         3,238,061      3,238,061
                                                             ============    ===========








The accompanying notes are an integral part of these financial statements.

                            STEEL CITY PRODUCTS, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED NOVEMBER 30, 1997
                             (Dollars in thousands)
                                   (Unaudited)


                                    PREFERRED STOCK              COMMON STOCK         ADDITIONAL    RETAINED       TREASURY STOCK
                                 ----------------------     ----------------------     PAID-IN     EARNINGS    ---------------------
                                   SHARES     PAR VALUE       SHARES     PAR VALUE     CAPITAL     (DEFICIT)    SHARES        COST
                                 ---------    ---------     ---------    ---------    --------     --------    --------      -------
Balances, February 28, 1997....  1,938,526    $      19     3,238,061    $      32    $ 43,824     $(37,733)        207      $   (1)



Net loss for the period........                                                                        (145)



                                 ---------    ---------     ---------    ---------    --------     --------    --------      -------
Balances, November 30, 1997....  1,938,526    $      19     3,238,061    $      32    $ 43,824     $(37,878)        207      $   (1)
                                 =========    =========     =========    =========    ========     ========    ========      =======



   The accompanying notes are an integral part of these financial statements.

                            STEEL CITY PRODUCTS, INC.
                            STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)
                                  (Unaudited)



                                                                      NINE MONTHS       NINE MONTHS
                                                                        ENDED              ENDED
                                                                      NOVEMBER 30,       NOVEMBER 30,
                                                                          1997             1996
                                                                      ------------      ------------
Cash flows from operating activities:
   Net loss .....................................................     $       (145)     $       (189)
   Adjustments to reconcile net loss
       to net cash (used in) provided by operating activities:
        Depreciation and amortization ...........................              144               208
        Undistributed earnings of investment in affiliate .......             (152)             (165)
   Other changes in operating assets and liabilities:
        Accounts receivable .....................................             (192)              142
        Inventories .............................................              840             1,556
        Accounts payable ........................................             (933)             (652)
        Other ...................................................              148               206
                                                                      ------------      ------------
Net cash (used in) provided by operating activities of:
   Continuing operations ........................................             (290)            1,106
   Discontinued operations ......................................             (301)             (264)
                                                                      ------------      ------------
Net cash (used in) provided by operating activities .............             (591)              842
                                                                      ------------      ------------

Cash flows from investing activities:
   Advances to Oakhurst Company, Inc. ...........................             (139)           (3,107)
   Collection of note receivable, Oakhurst Company, Inc. ........              198               183
   Additions to property and equipment ..........................              (37)               (2)
   Other ........................................................               --                --
                                                                      ------------      ------------
Net cash provided by (used in) investing activities .............               22            (2,926)
                                                                      ------------      ------------

Cash flows from financing activities:
   Net borrowings under revolving credit agreement ..............              785             2,561
   Proceeds from long-term borrowings ...........................               --             1,500
   Principal payments on long-term obligations ..................             (217)           (1,852)
   Deferred loan costs ..........................................               --              (126)
                                                                      ------------      ------------

Net cash provided by financing activities .......................              568             2,083
                                                                      ------------      ------------

Net decrease in cash and cash equivalents .......................               (1)               (1)
Cash and cash equivalents at beginning of period ................                2                 3
                                                                      ------------      ------------
Cash and cash equivalents at end of period ......................     $          1      $          2
                                                                      ============      ============




The accompanying notes are an integral part of these financial statements.

                            STEEL CITY PRODUCTS, INC.
                       NINE MONTHS ENDED NOVEMBER 30, 1997
                          NOTES TO FINANCIAL STATEMENTS


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


2.  SALE OF REAL ESTATE

         In August 1997, the Company entered into an agreement to sell its 88,000 square foot warehouse in Pittsburgh, Pennsylvania for a gross purchase price of approximately $2.8 million in cash. The transaction closed in December 1997. Accordingly, in the fourth quarter of the current fiscal year the Company will record a pre-tax gain of approximately $1.8 million in connection with the sale. In December 1997, after repayment of the term loan secured by the property, the net proceeds of approximately $1.6 million were used to reduce revolving debt and to cover the expenses of moving to newer, leased premises comprising approximately 67,000 square feet.


3.  REVOLVING DEBT

         Oakhurst and its subsidiaries, including the Company, have available financing under a revolving credit facility (the "Revolver") from an institutional lender up to a maximum of $7 million, subject to defined levels of the subsidiaries' accounts receivable and inventories. In September 1997, Oakhurst and its subsidiaries reached an agreement to extend the Revolver beyond its initial two year term to March 1999, and paid a fee of $35,000 in connection with the renewal. The Credit Agreement provides for subsequent automatic renewal terms of one year each upon payment of a renewal fee of 0.5% of the entire line, unless earlier terminated as provided for in the Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         Steel City Products, Inc. ("SCPI") is a special, limited purpose, majority-owned subsidiary of Oakhurst Company, Inc. ("Oakhurst"). SCPI is expected to concentrate on its historical line of business, while any future growth and expansion opportunities are expected to be pursued by one or more subsidiaries of Oakhurst. Through Oakhurst's ownership of SCPI, primarily in the form of preferred stock, Oakhurst retains substantially all the value of SCPI, and receives substantially all of the benefit of operations through dividends on the preferred stock. Oakhurst's ownership of SCPI is designed to facilitate the preservation and utilization of SCPI's and Oakhurst's net operating tax loss carry-forwards and capital losses which amount to approximately $150 million and $4 million, respectively.

         In addition to cash derived from operations, SCPI's liquidity and financing requirements are determined principally by the working capital needed to support its level of business, together with the need for capital expenditures and the cash required to repay its debt. SCPI also receives cash payments pursuant to a note receivable from Oakhurst, and from time to time, repayments of advances to Oakhurst. SCPI's working capital needs fluctuate primarily due to the amounts of inventory it carries which can change seasonally, the size and timeliness of payment of receivables from its customers to which from time to time SCPI grants extended payment terms for their seasonal inventory builds, and the amount of credit extended to SCPI by its suppliers. SCPI participates in a cash concentration system together with all the subsidiaries of Oakhurst. Available cash that is transferred to Oakhurst is reflected as an addition to the advances to Oakhurst.

         At November 30, 1997, SCPI's debt primarily consisted of a term loan of approximately $1.1 million secured by a mortgage on SCPI's real estate (repaid in December 1997, see below), and notes payable with outstanding principal balances aggregating approximately $522,000 that were issued in connection with the settlement of certain contingent liabilities related to SCPI's former retail division. SCPI also has revolving debt of approximately $2.9 million (see below) which was borrowed primarily to repay prior revolving debt of Oakhurst, and which is offset entirely by advances receivable from Oakhurst that bear interest at the same rate as the revolving debt.

         Oakhurst and its subsidiaries, including SCPI, have available financing under a revolving credit facility (the "Revolver") from an institutional lender up to a maximum of $7 million, subject to defined levels of the subsidiaries' accounts receivable and inventories. Management believes that the Revolver will provide adequate funding for SCPI's working capital requirements in the next fiscal year.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

         In August 1997, the Company entered into an agreement to sell its 88,000 square foot warehouse in Pittsburgh, Pennsylvania for a gross purchase price of approximately $2.8 million in cash. The transaction closed in December 1997. Accordingly, in the fourth quarter of the current fiscal year SCPI will record a pre-tax gain of approximately $1.8 million in connection with the sale. In December 1997, after repayment of the term loan secured by the property, the net proceeds of approximately $1.6 million were used to reduce revolving debt and to cover the expenses of moving to newer, leased premises comprising 67,000 square feet.

         In September 1997, Oakhurst and its subsidiaries reached an agreement to extend the Revolver beyond its initial two year term to March 1999, and paid a fee of $35,000 in connection with the renewal. The Credit Agreement provides for subsequent automatic renewal terms of one year each upon payment of a renewal fee of 0.5% of the entire line, unless earlier terminated as provided for in the Agreement.

         As of November 30, 1997, there had been no other material changes in the Company's financial condition from February 28, 1997, discussed in Item 7 of the Company's Annual Report on Form 10-K for fiscal 1997.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

         Operations include the results of SCPI's operating division, Steel City Products, a distributor of automotive parts and accessories and of non-food pet supplies based in Pittsburgh, Pennsylvania.

THREE MONTHS ENDED NOVEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 1996

         Compared to the third quarter of the prior year, sales reflected an increase of $25,000. Sales to existing automotive customers decreased by approximately $680,000, primarily as a result of bankruptcies, downsizing and competitive pressures encountered by certain of SCPI's customers. The prior year third quarter also included sales of approximately $75,000 relating to the "Wing-tech" division, that was sold in the first quarter of the current fiscal year. Partially offsetting these decreases were sales to new automotive customers of approximately $480,000.

         Sales of non-food pet supplies were $377,000 in the current year third quarter, compared with $77,000 in the prior year third quarter. The increase in sales of $300,000 resulted from new pet supply customers added during the current fiscal year.

         Gross profits increased by $34,000 in the third quarter compared with the same quarter of the prior year, due principally to lower buying and occupancy expenses of approximately $20,000, combined with a slight improvement in gross margin.

         Operating, selling and administrative expenses decreased by $5,000 when compared to the prior year third quarter. Lower expenses resulting from the sale of the Wing-tech division were offset by non-recurring expenses of approximately $30,000 related to the move to new facilities.

         There was an increase in the provision for doubtful accounts of $62,000 in the current year related to the bankruptcy of one of the Company's customers.

NINE MONTHS ENDED NOVEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED NOVEMBER 30, 1996

         Compared with the prior year, sales decreased by $263,000. Sales to existing automotive customers decreased by $2.4 million, primarily as a result of bankruptcies, downsizing and competitive pressures encountered by certain of SCPI's customers. Partially offsetting this were sales to new automotive customers of approximately $1.3 million. Current year revenues also include an increase in sales of $42,000 by the Wing-tech division, that was sold in the first quarter of the current year.

         Sales of non-food pet supplies were $958,000 in the current year period, compared with $95,000 in the prior year. Sales of pet supplies first began in the second quarter of the prior year, and new customers have been added in the current fiscal year.

         Notwithstanding the net decrease in sales, gross profits increased by $19,000 in the first nine months of the current year. The effect of the lower levels of sales was offset by reductions in buying and occupancy expenses.

         Operating, selling and administrative expenses decreased by $73,000 when compared to the prior year. Lower corporate and operating expenses and management fees were partially offset by non-recurring moving expenses of approximately $30,000 in the third quarter.

         There was an increase in the provision for doubtful accounts of $81,000 in the current year related to the bankruptcies and liquidations of certain of the Company's customers.

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



ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10. Addendums to the Agreement of Sale and Purchase by and between Steel City Products, Inc. and Bearing Service Company of Pennsylvania dated October 18, 1997, and December 17, 1997, respectively.

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


                                              STEEL CITY PRODUCTS, INC.


Date:    January 13, 1997                     By:   /s/   Bernard H. Frank
                                                 ------------------------------
                                                 Bernard H. Frank
                                                 Chief Executive Officer


Date:    January 13, 1997                     By:  /s/   Mark Auerbach
                                                 ------------------------------
                                                 Mark Auerbach
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number     Description
------     -----------
   10.     Addendums to the Agreement of Sale and Purchase by and
           between Steel City Products, Inc. and Bearing Service
           Company of Pennsylvania dated October 18, 1997, and
           December 17, 1997, respectively.

   27.     Financial Data Schedule (EDGAR transmission only)