Form 10-K405
period 1998-02-28
STEEL CITY PRODUCTS INC
filed 1998-05-29
CIK 46535

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                       to
                              ----------------------   -------------------------

Commission file number:   0-2572

                            STEEL CITY PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                         55-0437067
State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                            Identification No.)

      3513 CONCORD PIKE, SUITE 3527
        WILMINGTON, DELAWARE                                   19803
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (302) 478-9170

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to section 12(g) of the Act:


          Title of each class                          Name of each exchange on which registered
          ------------------                           -----------------------------------------
COMMON STOCK, $0.01 PAR VALUE PER SHARE                                  NONE


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             ----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value at May 1, 1998 of the voting stock held by non-affiliates of the registrant: $84,046

At May 1, 1998 the registrant had 3,238,061 shares of Common Stock outstanding.

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

         Pursuant to the merger, SCPI became a special, limited purpose subsidiary that concentrates on its historical distribution business, while any future growth and expansion opportunities are expected to be pursued by Oakhurst or its subsidiaries. Because Oakhurst's ownership of SCPI is primarily in the form of preferred stock, Oakhurst retains the value of SCPI, and Oakhurst's income from SCPI is determined by the Series A Preferred stock dividend. Oakhurst's ownership of SCPI facilitates the preservation and utilization of SCPI's and Oakhurst's net operating tax loss carry-forwards, which amount to approximately $154 million.

OPERATIONS

         SCPI primarily distributes automotive accessories. These products include functional and decorative car and truck accessories (such as floor mats, seat covers, mirrors, running boards and lights), car care products (including waxes and paints), chemicals (such as antifreeze, windshield washer fluid and motor oil) and car repair and maintenance items (including spark plugs, windshield wipers, and air and oil filters). In fiscal 1996, the product selection was expanded to include selected "hard parts" such as brake rotors, and in fiscal 1997, SCPI introduced non-food pet supplies to its merchandise selection, and opened a division ("Wing-Tech") that distributed automotive "wings" or spoilers. Although pet supplies are not typical of SCPI's historical merchandise mix, management determined that the availability of existing customers which sell both pet supplies and automotive accessories, combined with SCPI's distribution expertise and infrastructure, offered an opportunity for increased sales, but there can be no assurance that this will lead to new sales. In June 1997, the Wing-Tech division was sold. For about twenty-seven years, SCPI's operations were conducted from the same facility in Pittsburgh until December 1997, when the building was sold, and SCPI's operations were moved to a newer, leased facility in McKeesport, Pennsylvania.

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

Seasonality

         SCPI's automotive business is seasonal, being slower in the early winter months than at other times of the year. In anticipation of higher sales volume in the spring and summer, SCPI carries higher automotive inventories, beginning in February. As is customary in the automotive aftermarket, many suppliers allow extended payment terms for such inventory build-ups and in turn, SCPI grants extended payment terms to many of its customers to facilitate their inventory build-ups.

         SCPI's pet supply business experiences somewhat different seasonal trends from its automotive business, but the effect of this is not expected to be material until this business more fully develops.

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

         SCPI's customers are continually affected by changes in the retail environment, including the recent competitive pressures facing regional mass merchandisers and the growing influence of national automotive specialty chains. These have led to fluctuations in the level of business that SCPI enjoys with individual customers. In fiscal 1996, SCPI lost two significant customers and since, has suffered reductions in business as certain customers have closed stores in the face of competition, have been forced into bankruptcy, or have reduced their automotive merchandise selection. Furthermore, some customers have changed their buying practices to acquire certain merchandise direct from manufacturers rather than through distributors such as Steel City Products.

         In its efforts to offset these trends, SCPI has added new customers, expanded its product offerings to certain customers, enlarged the territory that it serves and introduced new categories of products. These efforts have helped to stabilize the erosion of SCPI's customer base so that sales in fiscal 1998 were substantially the same as those in fiscal 1997, however, they have not returned SCPI's sales to the revenue levels of fiscal 1996. SCPI continues to pursue new customer relationships that, if concluded, could increase sales in fiscal 1999; however, there can be no assurance that new business can be secured.

         The following table shows sales to each of SCPI's customers that individually accounted for more than 10% of sales during any of the latest three fiscal years (dollars in thousands):




                              Fiscal Year Ended         Fiscal Year Ended        Fiscal Year Ended
                              February 28, 1998         February 28, 1997        February 29, 1996
                            --------------------       ------------------      --------------------
                                        % of                      % of                       % of
                            Sales    Total Sales       Sales  Total Sales      Sales    Total Sales
                            -----    -----------       -----  -----------      ------   -----------
     Ames                  $2,178        12%           $2,290      13%          $  780        3%
     Forest City              --         --               --       --           $4,641       19%
     Jamesway                 --         --               --       --           $3,975       16%


         Jamesway Corporation ("Jamesway") filed for Chapter 11 bankruptcy protection in July 1993, emerged in January 1995, and continued to be one of SCPI's largest customers until the second quarter of fiscal 1996, when Jamesway began experiencing new financial difficulties. In October 1995 Jamesway again filed for bankruptcy protection and announced that it would close all of its stores.

         During the third quarter of fiscal 1996, Forest City Auto Parts, Inc. ("Forest City") informed SCPI that it had decided to change its source of supply, and sales to Forest City ended in January 1996.

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


Employees

         SCPI employs approximately 55 persons, of whom about 45 are employed in the headquarters office and distribution facility in McKeesport. Most of the others are field personnel. Senior executives, including Bernard Frank (a founder of Steel City Products in 1947), have many years of service with SCPI and some are employed under long-term contracts.

         The warehouse and certain office employees of SCPI are represented by Local 636 of the International Brotherhood of Teamsters. SCPI believes that it has experienced generally good labor relations, and no significant labor disputes have affected its business in recent years. Renewal negotiations related to the union agreement have continued beyond its expiration in November 1995.

ITEM 2.           PROPERTIES

         SCPI operates its business from a leased, 67,000 square-foot building located in a new industrial park in McKeesport, Pennsylvania.

ITEM 3.           LEGAL PROCEEDINGS

         There are no material legal proceedings pending against the company.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 1998.

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

         No common stock dividends were paid by the Company during fiscal 1998, 1997 or 1996. Dividend payments are restricted by the covenants under the Company's line of credit.

         Through its ownership of the Company, primarily in the form of Series A Preferred Stock, Oakhurst controls the Company and receives substantially all of the benefit of the Company's operations through preferred stock dividends, which are required to be paid before any common stock dividends may be paid.

         There were approximately 3,800 holders of record of SCPI's common stock on May 1, 1998.

ITEM 6.    SELECTED FINANCIAL DATA

     The following table sets forth selected financial and other data of Steel City Products, Inc. and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, and with the Financial Statements and related Notes.



                                               FEBRUARY 28,      FEBRUARY 28,      FEBRUARY 28,      FEBRUARY 28,      FEBRUARY 28,
                                                  1998 (a)          1997              1996               1995             1994
                                               ------------      ------------      ------------      ------------      ------------
                                                          (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
OPERATING RESULTS:

Sales ....................................     $     17,879      $     18,031      $     24,647      $     27,335      $     32,003
                                               ============      ============      ============      ============      ============
Income (loss) income from continuing
       operations before income taxes ....     $      1,402      $       (153)     $       (206)     $      1,260      $      1,024

Current income tax (expense) benefit .....               --                (9)              136               (87)              (87)
Deferred income tax expense (c) ..........           (1,000)           (1,093)           (1,500)             (339)             (317)

                                               ------------      ------------      ------------      ------------      ------------
Income (loss) from continuing operations .              402            (1,255)           (1,570)              834               620

Income from discontinued operations (d) ..               --                --                43                90                --

Series A Preferred Stock Dividends (b) ...           (1,014)           (1,014)           (1,016)           (1,019)           (1,135)
                                               ------------      ------------      ------------      ------------      ------------

Net loss attributable
          to common stockholders .........     $       (612)     $     (2,269)     $     (2,543)     $        (95)     $       (515)
                                               ============      ============      ============      ============      ============

BASIC AND DILUTED PER SHARE AMOUNTS:
Income (loss) from continuing operations
       after preferred stock dividends ...     $      (0.19)     $      (0.70)     $      (0.80)     $      (0.06)     $      (0.18)
Income from discontinued operations ......               --                --              0.01              0.03                --
                                               ------------      ------------      ------------      ------------      ------------

Net loss attributable
       to common stockholders ............     $      (0.19)     $      (0.70)     $      (0.79)     $      (0.03)     $      (0.18)
                                               ============      ============      ============      ============      ============

BALANCE SHEET STATISTICS:
Total assets .............................     $     14,136      $     15,297      $     14,531      $     19,040      $     17,506
Long-term obligations ....................     $      2,132      $      3,581      $      2,216      $      2,718      $      1,429
Series A Preferred Stock face value (b) ..     $     10,135      $     10,135      $     10,135      $     10,135      $     11,379


(a) In fiscal 1998, SCPI sold its 88,000 square foot warehouse in Pittsburgh, Pennsylvania for a gross sale price of approximately $2.8 million in cash. SCPI recognized a pre-tax gain of approximately $1.8 million in connection with the sale. See Note 4 to the Financial Statements.

(b) The Series A Preferred Stock has a dividend rate of $0.5228 per share and is redeemable at SCPI's option at $5.2282 per share plus any cumulative dividends in arrears. Through fiscal 1998, dividends of approximately $7.2 million have accumulated since the effective date of the merger; of this amount, approximately $2.8 million and $786,000 were declared by the Company's Board of Directors in fiscal 1995 and 1993, respectively, and approximately $3.6 million of undeclared dividends in arrears are outstanding as of February 28, 1998. In accordance with the merger agreement with Oakhurst, a revaluation of the Company was completed as of fiscal 1994 that resulted in a reduction in the number of Series A Preferred shares outstanding. Revaluations as of fiscal 1997, 1996 and 1995 have not yet been completed. Management expects that revaluations as of the end of fiscal 1997 and 1996, when complete, will result in further decreases in the valuation of SCPI, and that additional Series A Preferred shares outstanding and related dividends may be canceled once such valuations are complete. See Note 2 to the Financial Statements.

(c) Results for fiscal 1998, 1997 and 1996 include non-cash deferred tax charges of $1 million, $ 1.2 million and $1.5 million, respectively, relating primarily to increases in the Company's valuation allowance of its deferred tax asset (see Note 7 to the Financial Statements).

(d) In fiscal 1991, SCPI sold its Retail Division to RAC as discussed in Note 8 to the Financial Statements. SCPI remained contingently liable for most mortgage debt, and for many lease obligations of the Retail Division following the sale. RAC was forced into bankruptcy in March 1991. RAC's Reorganization Plan (the "RAC Plan") contained provision for releases in favor of SCPI together with an injunction against further actions by contingent creditors against SCPI. Accordingly, SCPI was released from further liability except for payment of the Creditor Notes as further described in Notes 5 and 8 to the Financial Statements.



    The accompanying notes are an integral part of these financial statements
                                       -6-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         SCPI is a special, limited purpose, majority-owned subsidiary of Oakhurst. SCPI is expected to concentrate on its historical distribution business, while any future growth and expansion opportunities are expected to be pursued by one or more subsidiaries of Oakhurst. Through Oakhurst's ownership of SCPI, primarily in the form of preferred stock, Oakhurst retains substantially all the value of SCPI, and receives substantially all of the benefit of operations through dividends on the preferred stock. Oakhurst's ownership of SCPI is designed to facilitate the preservation and utilization of SCPI's and Oakhurst's net operating tax loss carry-forwards which amount to approximately $154 million.


SIGNIFICANT EVENTS AND TRENDS

         SCPI's customers are continually affected by changes in the retail environment, including the recent competitive pressures facing regional mass merchandisers and the growing influence of national automotive specialty chains. These have led to fluctuations in the level of business that SCPI enjoys with individual customers. In fiscal 1996, SCPI lost two significant customers and has since suffered reductions in business as certain customers have closed stores in the face of competition, have been forced into bankruptcy, have reduced their automotive merchandise selection, or have changed their buying practices to acquire certain merchandise direct from manufacturers rather than through distributors such as SCPI.

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

         Since fiscal 1996, SCPI has added new customers and expanded sales to certain other customers, and during the latter part of fiscal 1997, SCPI began to ship pet supplies to an existing significant automotive customer, Giant Eagle, and added a supermarket chain, Kroger, as an automotive customer. These efforts have helped to stabilize the erosion of SCPI's customer base so that sales in fiscal 1998 were substantially the same as fiscal 1997, however, they have not returned SCPI's sales to the same levels of fiscal 1996. SCPI continues to pursue new customer relationships that, if concluded, could increase sales in fiscal 1999, however, there can be no assurance that these efforts will be successful.


LIQUIDITY AND CAPITAL RESOURCES

FINANCING AND LINE OF CREDIT

         In addition to cash derived from operations, SCPI's liquidity and financing requirements are determined principally by the working capital needed to support its level of business, together with the need for capital expenditures and the cash required to repay its debt. SCPI also receives cash payments pursuant to a note receivable from Oakhurst. SCPI's working capital needs fluctuate primarily in relation to the amounts of inventory it carries which can change seasonally, the size and timeliness of payment of receivables from its customers to which from time to time SCPI grants extended payment terms for their seasonal inventory builds, and the amount of credit extended to SCPI by its suppliers. At February 28, 1998, SCPI's debt primarily consisted of the Creditor Notes (see below) and revolving debt of $2.1 million under a credit agreement that is cross collateralized with Oakhurst, and is largely offset by receivables from Oakhurst for advances made by SCPI that bear interest at the same rate as the revolving debt.

         In March 1996, Oakhurst obtained financing from an institutional lender, replacing its then existing credit arrangement, that provided a total facility for Oakhurst and its subsidiaries of $9.5 million, comprised of a SCPI term loan of $1.5 million (the "Fixed Asset Loan") and a maximum revolving credit facility of $8 million (the "Revolver") (collectively, the "Credit Facility"). The Credit Facility requires that any loans be made directly to Oakhurst's subsidiaries, including SCPI. The initial funding of the Revolver resulted in a loan to SCPI of approximately $2.1 million. SCPI immediately advanced these funds to Oakhurst to enable it to repay a portion of the amounts outstanding under the previous revolving debt. The advance bears interest at the same rate as the Credit Facility.

         Borrowings under the Credit Facility bear interest at the higher of the Citibank N.A. base rate plus 1.5%, or $5,000 per month, and borrowings under the Revolver are subject to a borrowing base that is calculated according to defined levels of Oakhurst's subsidiaries' accounts receivable and inventories. The Credit Facility contains certain restrictive financial and non-financial covenants, including the maintenance of defined subsidiary and consolidated tangible net worth levels and consolidated current ratios, and limitations on common stock cash dividends. The Credit Facility is secured by the accounts receivable, inventories, and fixed assets of all of Oakhurst's subsidiaries.

         In June 1997, Oakhurst and SCPI entered into an agreement with the lender to amend the Credit Facility to reflect certain subsidiary dispositions by Oakhurst. The agreement principally reduced the maximum amount available under the Revolver to $7 million subject to a borrowing base, and amended certain financial covenants, including the elimination of the consolidated tangible net worth covenant. In September 1997, Oakhurst and its subsidiaries reached an agreement to extend the Revolver beyond its initial two year term to April 1999, and paid a fee of $35,000 in connection with the renewal. The Credit Facility provides for subsequent automatic renewal terms of one year each upon payment of a renewal fee of 0.5% of the entire line, unless earlier terminated as provided for in the Agreement.

         In part to substantially reduce its overall debt level, in December 1997 SCPI sold its 88,000 square foot warehouse in Pittsburgh, Pennsylvania to an unrelated third party for a gross purchase price of approximately $2.8 million in cash. Accordingly, in the fourth quarter of fiscal 1998 SCPI recorded a pre-tax gain of approximately $1.8 million in connection with the sale. After repayment of the Fixed Asset Loan secured by the property, the net proceeds of approximately $1.6 million were used to cover the expenses of moving to newer, leased premises comprising approximately 67,000 square feet, to make certain improvements to such premises, to increase SCPI's levels of working capital and to reduce the Revolver.

         At February 28, 1998, SCPI held a promissory note receivable from Oakhurst (the "Oakhurst Note") (see Note 3 to the financial statements) that was issued in connection with acquisitions by Oakhurst, with a remaining balance of approximately $1 million. The Oakhurst Note bears interest at the prime rate plus 1.5% and provides for eight quarterly installments of principal and interest of $96,000 each, with a balloon payment of approximately $1 million in April 1998. In May 1998, SCPI reached an agreement with Oakhurst to extend the note for an additional two years with a continuation of the same quarterly installments.

         The creditor notes that were issued by SCPI in connection with the bankruptcy of Retail Acquisition Corp., (the "Creditor Notes") (see Note 8 to the financial statements) are payable in six equal annual installments through July 1998. The Creditor Notes have been discounted using an imputed interest rate of 7.5%.

         Management believes that the Revolver will provide adequate funding for SCPI's working capital requirements for the next twelve months assuming no material deterioration in current sales or gross profit margins.

At the present time, Oakhurst's ability to repay advances from SCPI is dependent on the operating results of Oakhurst's other subsidiary and on financing available to that subsidiary, and Oakhurst's continued ability to repay such loans and advances will depend on an improvement in the results of operations of such subsidiary.


CAPITAL EXPENDITURES AND YEAR 2000

          The Company has no outstanding significant commitments for capital expenditures. However, in fiscal 1998, management undertook an extensive review and evaluation of the Company's critical operating systems to determine compliance with the year 2000 issue. It was determined that the certain of the Company's current software programs are not year 2000 compliant, and accordingly, management has developed a year 2000 plan (the "Year 2000 Plan") that addresses this issue. The Year 2000 Plan includes the complete replacement of SCPI's current operating system with a newer, integrated system that is year 2000 compliant. The Year 2000 Plan schedules the purchase and implementation of this system in mid fiscal 1999, with total costs anticipated between $150,000 to $200,000. The majority of these costs will be capital in nature. Management is currently on schedule with the timetable set forth in the Year 2000 Plan. The Company is also contacting its suppliers to obtain their assurance of year 2000 compliance.

TAX LOSS CARRY-FORWARDS

         At February 28, 1998, SCPI and Oakhurst had net operating tax loss carry-forwards (the "Tax Benefits") of approximately $154 million, which expire in the years 2001 through 2012, which shelter most of SCPI's income from federal income taxes. A change in control of SCPI or Oakhurst in any three-year period exceeding 50% may lead to the loss of the majority of the Tax Benefits. In order to reduce the likelihood of such a change of control occurring, SCPI's and Oakhurst's Certificates of Incorporation include restrictions on the registration of transfers of stock resulting in, or increasing, individual holdings exceeding 4.5% of each company's common stock..

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

FORWARD LOOKING STATEMENTS

         From time to time the information provided by the Company or statements made by its directors or employees may contain so-called "forward looking" information that involves risks and uncertainties. In particular, statements contained in Item 1 - "Business" and in this Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are not historical facts (including, but not limited to statements concerning anticipated sales, profit levels, customers and cash flows) are forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to the factors discussed above as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. Each of these factors and others are discussed from time to time in the Company's Securities and Exchange Commission filings.


RESULTS OF OPERATIONS

         Continuing operations include the results of SCPI's operating division, Steel City Products, a distributor of automotive parts and accessories and of non-food pet supplies, based in McKeesport, Pennsylvania.

Fiscal Year Ended February 28, 1998 Compared with Fiscal Year Ended February 28, 1997

         Compared with the prior year, sales decreased by $152,000. Sales to existing automotive customers decreased by $2.9 million, primarily as a result of bankruptcies, downsizing and competitive pressures encountered by certain of SCPI's customers. This was partially offset by sales to new automotive customers of approximately $1.6 million and by sales of pet supplies (see below).

         Sales of non-food pet supplies were $1.4 million in fiscal 1998, compared with $157,000 in the prior year. Sales of pet supplies first began in the second quarter of the prior year, and new customers have been added in the current fiscal year.

         Notwithstanding the net decrease in sales, gross profits increased by $136,000 in fiscal 1998 compared with the prior year. The effect of the lower levels of sales was offset by a slight improvement in gross margin, together with reductions in buying and occupancy expenses.

         Operating, selling and administrative expenses increased by $199,000 when compared with the prior year, resulting from non-recurring fees of $132,000 paid to Oakhurst for its management services rendered in connection with the sale of the building, lease negotiations, and the transfer of SCPI's operations to the new facility. There were also moving expenses of approximately $90,000.

         In fiscal 1998, SCPI sold its owned real estate for a cash sale price of approximately $2.8 million. The net gain resulting from the sale was approximately $1.8 million.

         Compared with the prior year, there was an increase in the provision for doubtful accounts of $168,000. The provision increase in the current year related to the bankruptcies and liquidations of certain of the Company's customers, whereas the prior year reflected a net recovery on a previously reserved doubtful account.

Fiscal Year Ended February 28, 1997 Compared with Fiscal Year Ended February 29, 1996

         When compared with fiscal 1996, sales decreased by approximately $6.6 million, primarily as a result of the loss of two large customers. These two customers accounted for a decrease in sales in fiscal 1997 of approximately $8.5 million. Sales to other existing customers decreased by approximately $780,000. These reductions were only partially offset by the addition of new customers and new product lines, which together accounted for sales of approximately $2.7 million.

         Other income increased by $105,000 over fiscal 1996, due to primarily to higher interest income on advances to Oakhurst. However, this increase is offset by higher interest expense.

         Compared with fiscal 1996, gross profits decreased by approximately $1.2 million, attributable entirely to the sales decrease discussed above. Gross profit margins in fiscal 1997 were consistent with those in fiscal 1996.

         Operating, selling and administrative expenses decreased by $769,000 when compared with fiscal 1996, and resulted principally from management's efforts to reduce SCPI's work force and other expenses in reaction to the lower levels of sales.

         There was a decrease of $445,000 in the provision for doubtful accounts compared with fiscal 1996, when the Company recorded provisions for the bankruptcies of several customers, including one of its largest customers in the second quarter.

         Interest expense reflected an increase over fiscal 1996 of $182,000, primarily resulting from interest in connection with the Credit Facility. However, interest on the Credit Facility is offset by interest earned on the Oakhurst Notes and Oakhurst advances which is included in other income.



ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Independent Auditors' Report.......................................................        F-1

         Balance Sheets: February 28, 1998 and February 28, 1997............................        F-2

         Statements of Operations for the fiscal years ended
           February 28, 1998,  February 28, 1997 and February 29, 1996......................        F-3

         Statements of Stockholders' Equity for the fiscal years ended
           February 28, 1998,  February 28, 1997 and February 29, 1996 .....................        F-4

         Statements of Cash Flows for the fiscal years ended
            February 28, 1998,  February 28, 1997 and February 29, 1996 ....................        F-5

         Notes to Financial Statements......................................................        F-6

         Supplementary Financial Data:

           Selected Quarterly Financial Data (unaudited) for the fiscal years ended
             February 28, 1998 and February 28, 1997 .......................................        F-14

         Financial Statement Schedules for the fiscal years ended February 28, 1998, February 28, 1997 and February 29, 1996:

             Schedule II - Valuation and Qualifying Accounts................................        F-15




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




                                                                  DIRECTOR
NAME                                                AGE            SINCE
----                                                ---           --------
Bernard H. Frank                                     77             1993
John D. Abernathy                                    61             1996
Terrance W. Allan                                    44             1993
Mark Auerbach                                        60             1996
Robert M. Davies                                     47             1989
Joel S. Lever                                        46             1996


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

Mr. Abernathy. Mr. Abernathy has been Executive Director of Patton Boggs, L.L.P., a Washington DC law firm, since January 1995. From March 1991 to February 1994 he was the Managing Director of Summit, Solomon & Feldesman, a New York City law firm, and from July 1983 until June 1990, Mr. Abernathy was Chairman and Chief Executive Partner of BDO Seidman, a public accounting firm. Mr. Abernathy is a director of Barringer Technologies, Inc., a manufacturer of high sensitivity analytical instruments for chemical sensing and also serves as a director of Oakhurst.

Mr. Auerbach. Mr. Auerbach was Chairman, President and Chief Executive Officer of Oakhurst from December 1995 to May 1997. He has been Chief Financial Officer of the Company and of Oakhurst since December 1995. He has also been Senior Vice President and Chief Financial Officer since April 1993 of Central Lewmar, L.P., a fine paper merchant. From September 1992 until April 1993, he was a partner of Marron Capital, L.P., an investment banking company. Prior to that, he was President, Chief Executive Officer and Chairman of the Board of Implant Technology, Inc., a manufacturer of artificial hip systems, from 1990 to 1992. He is a director of Pharmaceutical Resources, Inc., a generic drug manufacturer and continues to serve as a director of Oakhurst. Mr.
Auerbach is a certified public accountant.

Mr. Davies. Mr. Davies has been Chairman, President and Chief Executive Officer of Oakhurst since May 1997. Mr. Davies was a Vice President of Wexford Capital Corporation, which acts as the investment manager to several private investment funds from 1994 to March 1997. From November 1995 to March 1997 Mr. Davies also served as Executive Vice President of Wexford Management LLC, a private investment management company. From September 1993 to May 1994 he was a Managing Director of Steinhardt Enterprises, Inc., an investment banking company, and from 1987 to August 1993, he was Executive Vice President of The Hallwood Group Incorporated, a merchant banking firm. Mr. Davies serves as a director of Industrial Acoustics Company, Inc., a New York based engineered products group specializing in noise control products and systems, and of Maxicare Health Plan, Inc., a health maintenance organization based in California.

Mr. Lever. Mr. Lever has been associated with the law firm of Kurzman & Eisenberg or its predecessor since 1980, and became a member of the firm in 1984. Mr. Lever specializes in transactional business matters with particular emphasis on fine arts publishing, distribution and investment, and the sale and acquisition of commercial real estate entities. Prior to 1980, Mr. Lever was an Assistant District Attorney for Kings County, New York. Mr. Lever is a director of Oakhurst, as well as a director of several private companies.



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

        Based solely on a review of those reports and amendments thereto furnished to the Company during its most recent fiscal year or written representations by Insiders that no Forms 5 were required to be filed, the Company believes that during the fiscal year ended February 28, 1998 all Section 16(a) filing requirements applicable to the Company's Insiders were satisfied.



ITEM 11.    EXECUTIVE COMPENSATION


        This item contains information about compensation, stock options grants and employment arrangements and other information concerning certain of the executive officers and the directors of the Company.


SUMMARY COMPENSATION TABLE

        The following table sets forth the compensation the Company paid or accrued for services rendered in the Company's 1998, 1997 and 1996 fiscal years by the Chief Executive Officer and the only other executive officer of the Company whose compensation exceeded $100,000 in fiscal 1998 and who was serving at the end of the 1998 fiscal year.




                                                                                              Long Term
                                               Annual Compensation                     Compensation Awards
                                ------------------------------------------------    ------------------------------
                                                                    Other
                                                                    Annual             Securities          All
                                                                    Compen-            Underlying         Other
      Name and Principal                       Salary      Bonus    sation              Options**      Compensation
            Position               Year          ($)        ($)       ($)*                (#)               ($)
------------------------------------------------------------------------------------------------------------------
Bernard H. Frank (1)               1998         50,050      7,364      --                     --            13,908,(2)
Chairman & Chief                   1997         50,243     16,000      --                 68,327            13,908
Executive Officer                  1996         82,775         --      --                     --            19,151

Terrance W. Allan                  1998        115,001     15,000      --                     --                --
Executive Vice President           1997        126,490     14,000      --                 24,333                --
                                   1996        106,160         --      --                  5,000             6,498


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



COMPENSATION AGREEMENTS

Mr. Frank and Mr. Allan. The Company has three-year employment agreements with each of Messrs. Frank and Allan (sometimes hereinafter referred to as the "executive") commencing September 1, 1993 that provide for base salaries of $100,000 (Mr. Frank) and $96,200 increasing to $115,050 (Mr. Allan). The agreements provide for the payment of annual management bonuses based upon the defined profits of the Company's operating division, with Mr. Frank entitled to a minimum bonus of fifteen percent of base salary. The aggregate amount of such management bonuses payable each year to the executives and to all other executives is not to exceed 8% of such defined profits and the allocation thereof is made by the Compensation Committee of the Company based on recommendations of Mr. Frank as Chief Executive Officer. Mr. Allan is also entitled to an executive bonus calculated as a percentage of defined annual profits of the Company that exceed $2,000,000. The Agreements were extended in August 1996 on a year to year basis, and will continue under the same terms unless a notice of non-renewal is given by either party 90 days prior to the anniversary date of such renewal, or unless replaced by a new agreements.

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

The agreements also provide for certain termination rights in the event of a change in control of the Company. Change in control is defined to include certain changes in the make-up of the Company's board of directors or a sale of the Company's assets or business. Each executive has the right to terminate his employment within a defined period (ranging up to one year) following a change in control and (i) to be paid his base salary for a period of up to 24 months following such termination; (ii) to continue to receive for a like period the benefits that he is entitled to receive under his agreement and (iii) to be paid 25% of base salary in lieu of all bonus entitlement. The agreements also provide for substantially the same payments and benefits in the event the executive's employment is terminated by the Company without cause as a result of a change in control. In the event of any termination other than for cause, or voluntary resignation in the absence of a change in control, the executive's options become fully exercisable for a period of seven months following termination. If a change in control had occurred on May 1, 1998, and if each of Messrs. Frank and Allan had exercised his rights of termination, payments by the Company would have been approximately $535,000 in the aggregate.

Mr. Frank. In fiscal 1997, in light of the Company's financial performance, Mr. Frank voluntarily reduced his annual salary by 50%. In February 1998, Mr. Frank's annual base salary was set by agreement at $50,000; he was granted participation in a deferred compensation program commencing March 1, 1998 providing for the payment to him of $5,000 per month for twenty-four months to compensate him for the portion of his salary voluntarily foregone by him; and commencing March 1, 1998, Mr. Frank was made eligible to participate in a bonus program pursuant to which the Compensation Committee of the Board of Directors in its discretion and after reviewing the

Company's performance and cash position may grant to him on a quarterly basis a bonus not to exceed $25,000 in the aggregate in any one fiscal year.

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

STOCK OPTION GRANTS

         During fiscal 1998, no option grants relating to the Company's shares were made to any of the named executives officers.

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         During fiscal 1998, no options were exercised by any of the named executive officers.

         The following table sets forth certain information at February 28, 1998, the Company's fiscal year end, based upon (i) the average of the bid and asked price per share of the Company's common stock ($0.03) on that date, and
(ii) the closing price per share of Oakhurst's common stock, ($1.125) on that date, as they relate to stock options held at that date by each of the individuals named in the Summary Compensation Table. The "value" of unexercised in-the-money options is the difference between the market value of the common stock subject to the options at February 28, 1998 and the exercise (purchase) price of the option shares.




                                           Number of Securities                Value of Unexercised
                                          Underlying Unexercised              in-the-Money Options at
                                        Options at Fiscal Year End                Fiscal Year End
                                      ------------------------------        ---------------------------
   Name                               Exercisable      Unexercisable        Exercisable   Unexercisable
   ----                               -----------      -------------        -----------   -------------
THE COMPANY'S COMMON STOCK

Bernard H. Frank...............          23,141              --                   --           --
Terrance W. Allan..............           9,257              --                   --           --

OAKHURST COMMON STOCK

Bernard H. Frank...............          68,327              --                   --           --
Terrance W. Allan..............          28,081           1,250                   --           --


REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998

         This report has been prepared by the Compensation Committee of the Board of Directors of the Company and addresses the Company's compensation policies with respect to the Chief Executive Officer and executive officers of the Company in general for the 1998 fiscal year. Except for Mr. Frank, each member of the Committee is a non-employee director.


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

Stock Options. No stock options relating to the Company's common stock were granted to the executive officers on account of individual or Company performance during fiscal 1998. The Committee believes that it is important in aligning management's and stockholders' interests in the enhancement of stockholder value over the long term.

Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code (enacted in 1993) generally disallows a tax deduction to public companies for compensation over $1 million paid to its chief executive officer and its four other most highly compensated executives. The Company's compensation payable to any one executive officer (including potential income from outstanding stock options) is currently and for the foreseeable future unlikely to reach that threshold. In addition, because of the significant net operating loss carry-forwards of the Company, the deductibility of compensation payments is not currently an issue. However, should circumstances change, the Compensation Committee will study the matter and make recommendations to the Board of Directors.

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

                             ----------------------

PERFORMANCE GRAPH

         The following graph assumes an investment of $100 on February 29, 1994 and compares annual changes thereafter in the market price of the Company's Common Stock with (i) the Dow Jones Global US Market Index (a broad market index), and (ii) the Dow Jones Retailers - Other Specialty Index, a group of companies whose marketing strategy is focused on a limited product line, such as automotive parts. Both indices are published in the Wall Street Journal.


                              [PERFORMANCE GRAPH]


                                    1994       1995      1996      1997      1998

Steel City Products, Inc.          100.00     38.00     24.00     12.00     12.00
DJ Global US                       100.00    107.31    144.58    181.68    246.35
Dow Jones Retailers - Other        100.00     96.29     95.16    113.19    173.11

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT.

         The following table sets forth certain information regarding beneficial ownership of the Common Stock at May 1, 1998 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each of the directors of the Company; (iii) the executive officers named in the Summary Compensation Table, in Item 11, above; and (iv) all directors and executive officers as a group. Except as otherwise indicated in the footnotes, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to the shares of Common Stock shown as beneficially owned by them.




Name and Address                                       Number of Shares of           Percentage of
of Beneficial Owner                                   Series A Preferred Stock          Class
-------------------                                   ------------------------       -------------
Oakhurst Company, Inc.                                        1,938,526                   100%
3513 Concord Pike Suite 3527
Wilmington, Delaware 19803



Name and Address                                        Number of Shares of          Percentage of
of Beneficial Owner                                        Common Stock                 Class
-------------------                                     -------------------          -------------
Oakhurst Company, Inc.                                          286,955                  10.0%
3513 Concord Pike Suite 3527
Wilmington, Delaware 19803

Special Situations                                              200,000                   6.2%
Fund, L.P.  (1)
625 Madison Avenue
New York, New York  10022




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




Name and Address                                                Number of Shares           Percentage of
of Beneficial Owner                                              of Common Stock              Class
-------------------                                             ----------------           ------------

Bernard H. Frank ......................................              53,141(1)                 1.6%
Terrance W. Allan .....................................               9,257(1)                   *
John D. Abernathy .....................................                 -0-                     --
Mark Auerbach .........................................                 -0-                     --
Joel S. Lever .........................................              40,819                    1.2%
Robert M. Davies ......................................              15,000                      *

All directors and
executive officers as a group, 5 persons ..............             124,378(1)                 3.6%


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

     1.  Financial Statements:

         Independent Auditors' Report

         Balance Sheets: February 28, 1998 and February 28, 1997

         Statements of Operations for the fiscal years ended February 28, 1998, February 28, 1997, and February 29, 1996

         Statements of Stockholders' Equity for the fiscal years ended February
              28, 1998, February 28, 1997, and February 29, 1996

         Statements of Cash Flows for the fiscal years ended February 28, 1998, February 28, 1997, and February 29, 1996

         Notes to Financial Statements

         Supplementary Financial Data:

              Selected Quarterly Financial Data (unaudited) for the fiscal years ended February 28, 1998 and February 28, 1997


     2. The following Financial Statement Schedules for the fiscal years ended February 28, 1998, February 28, 1997, and February 29, 1996 are submitted herewith:

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

x/10.1 Employment Agreement with Bernard H. Frank dated as of September 1, 1993 (filed as Exhibit 10.1 to the Company's Annual Report of Form 10-K for the fiscal year ended February 26, 1994).

x/10.2 Employment Agreement with Terrance W. Allan dated as of September 1, 1993 (filed as Exhibit 10.3 to the Company's Annual Report of Form 10-K for the fiscal year ended February 26, 1994).

10.3 Agreement dated June 11, 1991 with Prudential-Bache Special Situations Fund (filed as Exhibit 10(q) to the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1990).

x/10.4 Form of Option Agreement dated August 29, 1991 with directors and executive officers (filed as Exhibit 10(t) to the Company's Annual report on Form 10-K for the fiscal year ended February 29, 1992).

10.5 Note Agreements with William T. Apgar, Liquidating Trustee for the Retail Acquisition Corp. Amended Plan of Reorganization, (filed as
         Exhibit 10(w) the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1993).

10.6 Open-End Mortgage between Steel City Products, Inc. and FINOVA Capital Corporation dated March 28, 1996, (filed as exhibit #10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).

10.7 Combined and Amended Promissory Note between Steel City Products, Inc. and Oakhurst Company, Inc., dated March 28, 1996, (filed as exhibit #10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).

10.8 Trademark & Trade Name License Agreement between Oakhurst Holdings, Inc. and Steel City Products, Inc., dated August 16, 1995, (filed as exhibit #10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).

x/10.9 Corporate Services Agreement between Steel City Products, Inc. and Oakhurst Management Corporation dated June 1, 1995, (filed as exhibit #10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).

10.10 Agreement of Sale and Purchase by and between Steel City Products, Inc. and Bearing Service Company of Pennsylvania dated as of August 18, 1997, (filed as exhibit #10 to the Company's Form 10-Q for the quarter ended August 31, 1997).

10.11 Addendums to the Agreement of Sale and Purchase by and between Steen City Products, Inc. and Bearing Service company of Pennsylvania dated October 18, 1997, and December 17, 1997, respectively, (filed as exhibit #10 to the Company's Form 10-Q for the quarter ended November 30, 1997).

10.12 Lease agreement by and between Regional Industrial Development Corporation of Southwestern Pennsylvania and Steel City Products, Inc., dated November 11, 1997- filed herewith.

27       Financial Data Schedule (EDGAR transmission only) - filed herewith.


-----------------
x/       Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K:

         No Reports on Form 8-K were filed during the last quarter of the fiscal year ended February 28, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    STEEL CITY PRODUCTS, INC.


Dated: May 27, 1998                 By:  /s/ Bernard H. Frank
                                       ---------------------------
                                       Bernard H. Frank, Chief Executive Officer
                                       (duly authorized officer)


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





         SIGNATURES                                           TITLES                        DATE
         ----------                                           ------                        ----

   /s/ Bernard H. Frank                              Chairman of the Board              May 27, 1998
------------------------------------------------     Chief Executive Officer
        Bernard H. Frank                             Director


   /s/ Mark Auerbach                                 Chief Financial Officer            May 27, 1998
------------------------------------------------     (principal financial and
        Mark Auerbach                                accounting officer)


   /s/ Terrance W. Allan                             Executive Vice President           May 27, 1998
------------------------------------------------     Director
        Terrance W. Allan


   /s/ Robert M. Davies                              Director                           May 27, 1998
------------------------------------------------
        Robert M. Davies


   /s/ John D. Abernathy                             Director                           May 27, 1998
------------------------------------------------
        John D. Abernathy


   /s/ Joel S. Lever                                 Director                           May 27, 1998
------------------------------------------------
        Joel S. Lever

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Steel City Products, Inc.:


We have audited the accompanying balance sheets of Steel City Products, Inc. as of February 28, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the years ended February 28, 1998, February 28, 1997 and February 29, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Steel City Products, Inc. as of February 28, 1998 and 1997, and the results of its operations and its cash flows for the years ended February 28, 1998, February 28, 1997, and February 29, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




 /s/ Deloitte & Touche LLP
------------------------------
Deloitte & Touche LLP

Pittsburgh, Pennsylvania
May 22, 1998


                                      -F1-

                            STEEL CITY PRODUCTS, INC.
                                 BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS


                                                                                          FEBRUARY 28,   FEBRUARY 28,
                                                                                              1998           1997
                                                                                           ----------    -----------
Current assets:
     Cash .............................................................................     $      1      $      2
     Trade accounts receivable, less allowance of $355 and $389, respectively .........        2,698         2,558
     Notes receivable - Oakhurst Company, Inc .........................................          293           275
     Inventories ......................................................................        3,666         3,327
     Other ............................................................................           50           145
                                                                                            --------      --------
                       Total current assets ...........................................        6,708         6,307
                                                                                            --------      --------

Property and equipment, at cost .......................................................          951         2,005
     Less accumulated depreciation ....................................................         (618)         (951)
                                                                                            --------      --------
                                                                                                 333         1,054
                                                                                            --------      --------
Deferred tax asset, less valuation allowance of $52,360
     and $51,300, respectively ........................................................           --         1,000
Notes receivable - Oakhurst Company, Inc., long-term portion ..........................          723         1,008
Advances to Oakhurst Company, Inc .....................................................        5,706         5,400
Other assets ..........................................................................          666           528
                                                                                            --------      --------
                                                                                               7,095         7,936
                                                                                            --------      --------

                                                                                            $ 14,136      $ 15,297
                                                                                            ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable .................................................................     $  3,926      $  4,085
     Accrued compensation .............................................................          380           271
     Current maturities of long-term obligations ......................................          543           755
     Due to affiliate .................................................................          462           284
     Other ............................................................................          150           180
                                                                                            --------      --------
                       Total current liabilities ......................................        5,461         5,575
                                                                                            --------      --------

Long-term obligations:
     Long-term debt ...................................................................        2,070         3,499
     Other long-term obligations ......................................................           62            82
                                                                                            --------      --------
                                                                                               2,132         3,581
                                                                                            --------      --------
Commitments and contingencies

Stockholders' equity:
     Preferred stock, par value $0.01 per share; authorized
        5,000,000 shares, issued 1,938,526 shares;
        liquidation preference $10,135 ................................................           19            19
     Common stock, par value $0.01 per share; authorized
        5,000,000 shares; issued 3,238,061 shares .....................................           32            32
     Additional paid-in capital .......................................................       43,824        43,824
     Deficit (Reorganized on August 26, 1989) .........................................      (37,331)      (37,733)
     Treasury stock, at cost, 207 common shares .......................................           (1)           (1)
                                                                                            --------      --------
                       Total stockholders' equity .....................................        6,543         6,141
                                                                                            --------      --------

                                                                                            $ 14,136      $ 15,297
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


                                      -F2-


                            STEEL CITY PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             FISCAL              FISCAL             FISCAL
                                                                           YEAR ENDED          YEAR ENDED         YEAR ENDED
                                                                           FEBRUARY 28,        FEBRUARY 28,      FEBRUARY 29,
                                                                              1998                1997               1996
                                                                         ---------------     --------------     --------------

Sales........................................................            $        17,879     $       18,031     $       24,647
Other income.................................................                        584                613                508
                                                                         ---------------     --------------     --------------
                                                                                  18,463             18,644             25,155
                                                                         ---------------     --------------     --------------
Cost of goods sold, including occupancy and
    buying expenses..........................................                     14,333             14,621             20,024
Operating, selling and administrative expenses...............                      4,150              3,951              4,720
Provision for doubtful accounts, net of recoveries...........                        138                (30)               415
Interest expense.............................................                        396                464                282
Gain on the sale of real estate..............................                     (1,760)                --                 --
                                                                         ---------------     --------------     --------------
                                                                                  17,257             19,006             25,441
                                                                         ---------------     --------------     --------------
Income (loss) from continuing operations
    before undistributed earnings of
    investment in affiliate and income taxes.................                      1,206               (362)              (286)
                                                                         ---------------     --------------     --------------
Undistributed earnings of investment in affiliate............                        196                209                 80
                                                                         ---------------     --------------     --------------
Income taxes:
    Current income tax (expense) benefit.....................                         --                 (9)               136
    Deferred income tax expense..............................                     (1,000)            (1,093)            (1,500)
                                                                         ---------------     --------------     --------------
                                                                                  (1,000)            (1,102)            (1,364)
                                                                         ---------------     --------------     --------------
Income (loss) from continuing operations.....................                        402             (1,255)            (1,570)

Discontinued operations:
    Income on disposal, less income tax expense
       of $22 in fiscal 1996.................................                         --                 --                 43
                                                                         ---------------     --------------     --------------
Net income (loss)............................................                        402             (1,255)            (1,527)

Effect of Series A Preferred Stock dividends.................                     (1,014)            (1,014)            (1,016)
                                                                         ---------------     --------------     --------------
Net loss attributable to common stockholders.................            $          (612)    $       (2,269)    $       (2,543)
                                                                         ===============     ==============     ==============
Basic and diluted per share amounts:
    Net loss from continuing operations
       after preferred stock dividends.......................            $         (0.19)             (0.70)             (0.80)
    Income from discontinued operations......................                         --                 --               0.01
                                                                         ---------------     --------------     --------------
    Net loss attributable to common
       stockholders after preferred stock dividends..........            $         (0.19)             (0.70)             (0.79)
                                                                         ===============     ==============     ==============
Weighted average number of shares outstanding
    used in computing per share amounts......................                  3,238,061          3,238,061          3,238,061
                                                                         ===============     ==============     ==============

   The accompanying notes are an integral part of these financial statements.



                                      -F3-


                            STEEL CITY PRODUCTS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                  ADDITIONAL     RETAINED
                                                        PREFERRED     COMMON       PAID-IN       EARNINGS     TREASURY
                                                         STOCK        STOCK        CAPITAL      (DEFICIT)      STOCK       TOTALS
                                                        ---------   -----------   -----------   -----------   ---------    --------
BALANCE AT FEBRUARY 28, 1995...............             $      19   $        32   $    43,824   $   (34,951)  $      (1)   $  8,923

Net loss...................................                                                          (1,527)                 (1,527)
                                                        ---------   -----------   -----------   -----------   ---------    --------
BALANCE AT FEBRUARY 29, 1996...............                    19            32        43,824       (36,478)         (1)      7,396

Net loss...................................                                                          (1,255)                 (1,255)
                                                        ---------   -----------   -----------   -----------   ---------    --------
BALANCE AT FEBRUARY 28, 1997...............                    19            32        43,824       (37,733)         (1)      6,141

Net income.................................                                                             402                     402
                                                        =========   ===========   ===========   ===========   =========    ========
BALANCE AT FEBRUARY 28, 1998...............             $      19   $        32   $    43,824   $   (37,331)  $      (1)   $  6,543
                                                        =========   ===========   ===========   ===========   =========    ========


The accompanying notes are an integral part of these financial statements.


                                      -F4-

                           STEEL CITY PRODUCTS, INC.
                            STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                               FISCAL           FISCAL         FISCAL
                                                                             YEAR ENDED       YEAR ENDED     YEAR ENDED
                                                                             FEBRUARY 28,     FEBRUARY 28,  FEBRUARY 29,
                                                                                1998             1997           1996
                                                                             -----------      ----------    ------------
   Cash flows from operating activities:
       Income (loss) from continuing operations............................. $       402      $   (1,255)   $     (1,570)
       Adjustments to reconcile income (loss) from continuing
           operations to net cash (used in) provided by operating activities:
                Depreciation and amortization................................        173             276             194
                Gain on the sale of real estate .............................     (1,761)             --              --
                Retirement of property and equipment.........................          2              --              26
                Deferred tax expense.........................................      1,000           1,093           1,522
                Undistributed earnings of investment in affiliate............       (196)           (209)            (80)
       Other changes in operating assets and liabilities:
                Accounts receivable..........................................       (140)            (46)          1,518
                Inventories..................................................       (339)          1,166           1,878
                Accounts payable.............................................       (159)            435          (2,027)
                Other........................................................        296             299            (175)
                                                                             -----------      ----------    ------------
   Net cash (used in) provided by operating activities of:
       Continuing operations.................................................       (722)          1,759           1,286
       Discontinued operations...............................................       (294)           (255)           (304)
                                                                             -----------      ----------    ------------
   Net cash (used in) provided by operating activities.......................     (1,016)          1,504             982
                                                                             -----------      ----------    ------------

   Cash flows from investing activities:
       Advances to Oakhurst Company, Inc.....................................       (306)         (3,349)           (985)
       Collection of note receivable - Oakhurst Company, Inc.................        267             248             675
       Proceeds from the sale of real estate.................................      2,656              --              --
       Additions to property and equipment...................................       (280)             (7)            (96)
       Other.................................................................         52              --              --
                                                                             -----------      ----------    ------------
   Net cash provided by (used in) investing activities.......................      2,389          (3,108)           (406)
                                                                             -----------      ----------    ------------

   Cash flows from financing activities:
       Net (repayments) borrowings under
          revolving credit agreement.........................................        (80)          2,150              --
       Proceeds from long-term borrowings....................................         --           1,500              --
       Principal payments on long-term obligations...........................     (1,294)         (1,921)           (602)
       Deferred loan costs...................................................         --            (126)             --
                                                                             -----------      ----------    ------------
   Net cash (used in) provided by financing activities.......................     (1,374)          1,603            (602)
                                                                             -----------      ----------    ------------

   Net decrease in cash......................................................         (1)             (1)            (26)
   Cash at beginning of year.................................................          2               3              29
                                                                             -----------      ----------    ------------
   Cash at end of year ..................................................... $         1      $        2    $          3
                                                                             ===========      ==========    ============

   Supplemental disclosures of cash flow information: Cash paid during the year for:
          Interest.......................................................... $       413      $      439    $        282
                                                                             ===========      ==========    ============
          Income taxes, net of refunds...................................... $        --      $       15    $        (93)
                                                                             ===========      ==========    ============

   Supplemental schedule of non-cash financing activities:
          Capital leases obligations incurred for new equipment............. $        --      $       --    $         79
                                                                             ===========      ==========    ============

The accompanying notes are an integral part of these financial statements.


                                      -F5-

                            STEEL CITY PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

   Business Activities:

         Steel City Products, Inc. ("SCPI" or "the Company") is a wholesale distributor, operating under the trade name Steel City Products, selling primarily to discount retail chains, hardware, drug and supermarket retailers and to automotive specialty stores, based principally in the Northeastern United States. In fiscal 1996, SCPI also began distributing non-food pet supplies, primarily to supermarket retailers. SCPI is a majority-owned subsidiary of Oakhurst Company, Inc., ("Oakhurst") (see Note 2).


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


   Inventories:

         Inventories are stated at the lower of cost or market. Cost is determined by the last in, first out method (LIFO). Had all of the inventories been valued using the first-in, first-out (FIFO) method, inventories would have been approximately $285,000 and $292,000 higher than reported at February 28, 1998 and 1997, respectively.


   Property and Equipment:

         Depreciation and amortization are computed using the straight-line method. Estimated useful lives used for computing depreciation and amortization are: building, 15-40 years; building improvements, 5-20 years; leasehold improvements, 10 years; and office furniture and equipment, 3-10 years. Depreciation expense was approximately $104,000, $199,000 and $190,000 in fiscal 1998, 1997 and 1996, respectively.


   Other Assets:

         Other assets include goodwill associated with the acquisition in 1969 of Steel City Products, which is being amortized over a 40 year period. The unamortized values at February 28, 1998 and 1997 are approximately $154,000 and $160,000, respectively. SCPI assesses whether its excess of costs over net assets acquired and other long-lived assets are impaired at each balance sheet date based upon an evaluation of undiscounted projected cash flow through the remaining amortization period. If an impairment is

                                      -F6-
determined, the amount of such impairment is calculated based upon the estimated fair value of the asset. No such write-downs due to impairment were recorded in fiscal 1998, 1997 and 1996.

   Revenue Recognition:

         Revenues are recognized at the time products are shipped.

   Federal Income Taxes:

         SCPI utilizes an asset and liability approach to accounting for income taxes. Deferred tax liabilities and assets are recognized for the future tax consequences of events that have already been recognized in the financial statements or tax returns. Net deferred tax assets are recognized to the extent that management believes that realization of such benefits is more likely than not. Changes in enacted tax rates or laws may result in adjustments to the recorded deferred tax assets or liabilities in the period that the tax law is enacted (see Note 7).

         SCPI is included in the consolidated federal income tax return of Oakhurst. For financial reporting purposes, income taxes are calculated on a stand alone basis.

   Earnings Per Share:

         During fiscal 1998, SCPI adopted statement of Financial Accounting Standards No. 128, "Earnings per Share". This standard requires presentation of basic and diluted earnings per share and restatement of all prior period earnings per share presented. Basic earnings or loss per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the year. The diluted earnings per share calculation assumes the conversion of dilutive stock options into common shares. Loss per share amounts do not include common stock equivalents since that would have an antidilutive effect and reduce net loss per share. At February 28, 1998, there were options to purchase 215,987 share of common stock outstanding that were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market value of the common share.

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

         Under the merger transaction, SCPI is required for a period of five years following the merger to issue to Oakhurst (or cancel) such number of shares of Series A Preferred Stock and/or common stock as shall be necessary, in accordance with periodic determinations, to maintain Oakhurst's aggregate stock ownership of SCPI at 90%. Revaluations of the Company as of fiscal 1997, 1996 and 1995 have not yet

                                      -F7-
been completed. Management expects that the revaluations as of the end of fiscal 1997 and 1996, when complete, will result in a decrease in the valuation of the Company because of changes in the business climate and SCPI's customer base which occurred primarily in fiscal 1996. Accordingly, Series A Preferred shares outstanding and related dividends may be canceled once such valuations are complete.

         The Series A Preferred Stock carries a dividend rate of $0.5228 per share and has a redemption price and liquidation preference of $5.2282 per share plus any accumulated dividends in arrears. Through February 28, 1998, dividends of approximately $7.2 million have accumulated since the effective date of the merger; of this amount, approximately $3.6 million has been declared by SCPI's Board of Directors and paid. Approximately $3.6 million of undeclared dividends in arrears was outstanding at February 28, 1998.


3. NOTES RECEIVABLE, ADVANCES AND DIVIDENDS PAID - OAKHURST COMPANY, INC.

         The Oakhurst Note bears interest at the prime rate plus 1.5% and provides for eight quarterly principal and interest installments of $96,000, with a balloon payment of approximately $1 million in April 1998. On February 28, 1998, SCPI reached an agreement with Oakhurst to extend the note for an additional two years with a continuation of the same quarterly installments. The Oakhurst Note is secured by the capital stock of an Oakhurst subsidiary, Dowling's Fleet Service, Co., Inc. ("Dowling's").

         SCPI participates in a cash concentration system together with all the subsidiaries of Oakhurst. Available cash that has been transferred to Oakhurst has been reflected as an addition to the advances to Oakhurst. Advances to Oakhurst bear interest at the Citibank base rate plus 1.5%, and have been classified as a long-term asset as repayment is not anticipated prior to March 1, 1999.


4.  PROPERTY AND EQUIPMENT

         Property and equipment are summarized as follows (in thousands):



                                                  FEBRUARY 28,      FEBRUARY 28,
                                                      1998              1997
                                                  ------------      ------------

Land ........................................     $         --      $        170
Buildings ...................................               --               830
Building improvements .......................               --               348
Leasehold improvements ......................              302                22
Office furniture and equipment ..............              649               635
                                                  ------------      ------------
                                                           951             2,005
Less accumulated depreciation ...............             (618)             (951)
                                                  ------------      ------------
                                                  $        333      $      1,054
                                                  ============      ============

         In December 1997, SCPI sold its warehouse in to an unrelated third party for a gross purchase price of approximately $2.8 million in cash. Accordingly, in the fourth quarter of the current fiscal year SCPI recorded a pre-tax gain of approximately $1.8 million in connection with the sale. After repayment of the term loan secured by the property, the net proceeds of approximately $1.6 million were used to reduce revolving debt, to cover the expenses of moving to newer, leased premises, and to make certain leasehold improvements to such premises.



                                      -F8-

5.  LONG-TERM OBLIGATIONS AND OAKHURST LINE OF CREDIT

         Long-term obligations, including the present value of the Creditor Notes (see Note 8), consist of the following (in thousands):



                                                                                FEBRUARY 28,     FEBRUARY 28,
                                                                                    1998            1997
                                                                                ------------     ------------

Creditor Notes due annually through July 1998 .............................     $        522     $        809
Revolving Credit Agreement due in April 1999 ..............................            2,070            2,150
Capital lease obligations for computer and warehouse equipment,
      due monthly through August 2001 .....................................               23               43
Fixed Asset Loan, repaid in full in December 1997 .........................               --            1,268
Other .....................................................................               60               66
                                                                                ------------     ------------
                                                                                       2,675            4,336
Less current portion ......................................................              543              755
                                                                                ------------     ------------
                                                                                $      2,132     $      3,581
                                                                                ============     ============


         On March 28, 1996, Oakhurst and its subsidiaries, including SCPI, entered into a two year revolving credit agreement with an institutional lender that provided for a total facility for Oakhurst and its subsidiaries of $9.5 million, comprised of a SCPI term loan of $1.5 million (the "Fixed Asset Loan"), secured by a mortgage on SCPI's real estate, and a maximum revolving credit facility of $8 million (the "Revolver") (collectively, the "Credit Facility").

         Borrowings under the Credit Facility bear interest at the higher of the Citibank N.A. base rate plus 1.5%, or $5,000 per month, and borrowings under the Revolver are subject to a borrowing base that is calculated according to defined levels of Oakhurst's subsidiaries' accounts receivable and inventories. The Credit Facility had an initial term of two years, and contains restrictive financial covenants, including among other things, the maintenance of defined subsidiary and consolidated tangible net worth levels and consolidated current ratio, and limitations on annual cash dividends. The Credit Facility is secured by the accounts receivable, inventories, and fixed assets of Oakhurst and its subsidiaries, including SCPI, contains certain Revolver prepayment penalties, and provides for the payment of loan management fees, unused Revolver facility fees and examination fees.

         In June 1997, Oakhurst and SCPI entered into an agreement with the lender to amend the Credit Facility to reflect certain subsidiary dispositions by Oakhurst. The agreement principally reduced the total amount available under the Revolver to $7 million, and amended certain financial covenants, including the elimination of the consolidated tangible net worth covenant. In September 1997, Oakhurst and its subsidiaries reached an agreement to extend the Revolver beyond its initial two year term to April 1999, and paid a fee of $35,000 in connection with the renewal. The Credit Agreement provides for subsequent automatic renewal terms of one year each upon payment of a renewal fee of 0.5% of the entire line, unless earlier terminated as provided for in the Agreement. At February 28, 1998, the borrowing base under the Revolver was $4.7 million. During fiscal 1998, the borrowing base ranged from approximately $4.2 million to $6 million, and averaged approximately $5.2 million.

         In December 1997, the Fixed Asset Loan was repaid in full, from the proceeds of the sale of SCPI's warehouse.








                                      -F9-

         Long-term obligations, mature during each fiscal year as follows (in thousands):



FISCAL
------
1999 .........................     $        543
2000 .........................            2,090
2001 .........................               12
2002 .........................               11
2003 .........................               12
Thereafter ...................                7
                                   ------------
                                   $      2,675
                                   ============


6.   FINANCIAL INSTRUMENTS

         Financial instruments at February 28, 1998 and 1997 consist of the following (in thousands):





                                       FEBRUARY 28, 1998            FEBRUARY 28, 1997
                                   -------------------------     -------------------------
                                    CARRYING        FAIR         CARRYING          FAIR
                                     VALUE          VALUE           VALUE         VALUE
                                   ----------     ----------     ----------     ----------

Oakhurst Notes ...............     $    1,016     $    1,016     $    1,283     $    1,283
Creditor Notes ...............     $      522     $      580     $      809     $      812
Revolver .....................     $    2,070     $    2,070     $    2,150     $    2,150
Fixed Asset Loan .............             --             --     $    1,268     $    1,268


         The fair values of the instruments were based upon the rate available to the Company for instruments of the same maturities. The Creditor Notes, which are non-interest bearing, were discounted using a current market rate of 11.75% to determine current fair value.


7.   INCOME TAXES AND DEFERRED TAX ASSET

         As of February 28, 1998, SCPI and Oakhurst had, for tax reporting purposes, net operating tax loss carry-forwards of approximately $154 million which expire in the years 2001 through 2012. Under SFAS No. 109, SCPI records as an asset the future benefit of its net operating tax loss carry-forwards and other tax benefits.

         Fluctuations in market conditions and trends warrant periodic management reviews of the recorded valuation allowance to determine if an increase or decrease in such allowance would be appropriate. During the year ended February 29, 1996, SCPI experienced significant changes in its customer base. As a result, management undertook an extensive review of SCPI's operations to determine the impact of such changes on SCPI's future levels of revenues and profits. This review, combined with management's consideration of current trends and historical operations, led management to conclude that the current impact of these events warranted an increase of $1.5 million in the deferred tax asset valuation allowance, with a corresponding charge to deferred tax expense.

         Subsequently, the Board of Directors of Oakhurst made the decision to dispose of two of its subsidiaries, and the consolidated income of Oakhurst decreased, which led to further increases of approximately $588,000 and $1.2 million in the valuation allowance of the deferred tax asset for the periods ended February 28, 1998 and 1997 respectively, primarily due to the loss of potential revenues pursuant to a tax sharing agreement between SCPI and Oakhurst. If future profit levels exceed current expectations, and economic or business changes warrant upward revisions in the estimate of the realizable value of net operating tax loss carry-forwards, the consequent reduction in the valuation allowance would

                                      -F10-
result in a corresponding deferred tax benefit in future results of operations to the extent of the aggregate charges of $3.3 million to deferred tax expense for fiscal 1998, fiscal 1997 and fiscal 1996, and any benefit in excess of such charge would be reflected as an addition to paid-in capital. The accounting treatment to increase paid-in capital results from SCPI's quasi-reorganization accounting in 1990.

         The deferred tax effects of temporary differences are not significant, and current income taxes payable represent state income taxes.


         Income tax expense consists of the following (in thousands):




                                                         FISCAL          FISCAL          FISCAL
                                                       YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                       FEBRUARY 28,   FEBRUARY 28,    FEBRUARY 29,
                                                          1998           1997             1996
                                                       ------------   ------------    ------------
Current tax expense (benefit) ....................     $      412      $        9      $     (136)
Current tax benefit from utilization of
  net operating tax loss carry-forwards ..........           (412)             --              --
                                                       ----------      ----------      ----------
                                                               --               9            (136)
Increase in valuation allowance
  of the deferred tax asset ......................            588           1,217           1,500
Deferred tax expense (benefit) ...................            412            (124)             --
                                                       ----------      ----------      ----------
Income tax expense ...............................     $    1,000      $    1,102      $    1,364
                                                       ==========      ==========      ==========


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

         The income tax provision differs from the amount using the statutory federal income tax rate of 34% applied to income or loss from continuing operations for the following reasons (in thousands):




                                                     FISCAL           FISCAL            FISCAL
                                                   YEAR ENDED       YEAR ENDED        YEAR ENDED
                                                  FEBRUARY 28,      FEBRUARY 28,      FEBRUARY 29,
                                                      1998              1997              1996
                                                  ------------      ------------      ------------
Tax expense (benefit) based on the
  U.S. federal statutory rate ...............     $        477      $        (52)     $        (70)
State income tax expense (benefit),
  net of refunds and federal benefit ........               --                 6               (90)
Undistributed investment income .............              (67)              (71)              (27)
Increase in deferred tax asset
  valuation allowance .......................              588             1,217             1,500
Non-deductible costs ........................                2                 2                51
                                                  ------------      ------------      ------------
    Income tax expense ......................     $      1,000      $      1,102      $      1,364
                                                  ============      ------------      ============




         The availability of the net operating tax loss carry-forwards may be adversely affected by future ownership changes of SCPI or Oakhurst; at this time, such changes cannot be predicted. SCPI's and

                                      -F11-

Oakhurst's estimated operating tax loss carry-forwards at February 28, 1998 expire as follows (in thousands):




Fiscal
------
2002 ..........................       $  12,000
2003 ..........................          52,000
2004 ..........................          22,000
2005 ..........................          49,000
2006 ..........................          13,000
2011...........................           1,000
2012...........................           2,000
2013 ..........................           3,000
                                      ---------
                                      $ 154,000
                                      =========



8.  DISCONTINUED RETAIL OPERATIONS

         SCPI disposed of its former Retail Division to an unrelated company, Retail Acquisition Corp. ("RAC") in September 1990 when RAC acquired substantially all the assets of the former division and assumed substantially all of its liabilities. SCPI remained contingently liable for certain of these liabilities. Subsequently, RAC was forced into bankruptcy, and in fiscal 1993, SCPI participated in a global settlement pursuant to which SCPI issued $2.5 million of non-interest bearing notes (the "Creditor Notes") solely for the benefit of contingent creditors. In return, SCPI and Oakhurst were relieved of any further obligations to contingent creditors, except for payment on the Creditor Notes.

         The Creditor Notes, which are non-interest bearing, are payable in equal annual installments through July 1998. The Creditor Notes have been discounted using an imputed interest rate of 7.5%. Imputed interest expense of approximately $34,000, $56,000 and $76,000 is included in results of continuing operations for fiscal 1998, 1997 and 1996, respectively.

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

10 .  EMPLOYEE PENSION PLAN

         Steel City Products, together with Oakhurst and its subsidiaries, maintains a defined contribution profit-sharing retirement plan ("the Plan") covering substantially all its employees, whereby employees may contribute a percentage of compensation, limited to maximum allowed amounts under the Internal Revenue Code. The Plan provides for discretionary employer contributions, the level of which, if any, is to be determined annually by each company's Board of Directors. There were no discretionary contributions made for the years ended February 28, 1998, February 28, 1997 or February 29, 1996.

                                      -F12-

11.  LEASES

         In December 1997, the Company entered into an operating lease for its warehouse with an initial term that expires January 1, 2003, with one additional five-year renewal option. The lease requires minimum rental payments of $246,876 per annum, and payment by the Company of certain expenses such as liability insurance, maintenance and other operating costs. Total rent expense for the period ended February 28, 1998 was approximately $41,000.



12.  COMMITMENTS AND CONTINGENCIES

         SCPI has employment agreements with two senior executives that provide termination rights in the event of a change in control of SCPI, as defined. The rights include payments ranging from six to twenty-four months of the executives' base salaries, along with continuation of benefits and certain other payments to each executive. Each agreement also provides for substantially the same provisions in the event that the executive's employment were to be terminated by SCPI without cause. The agreements were extended in August 1996 on a year to year basis, and will continue under the same terms unless a notice of non-renewal is given by either party 90 days prior to the anniversary date of such renewal, or unless replaced by a new agreement.

         Management is unaware of any other significant contingencies.


13.  MAJOR CUSTOMERS

         Sales to each of those major customers representing individually more than 10% of sales were as follows (in thousands):





                            Fiscal Year Ended            Fiscal Year Ended      Fiscal Year Ended
                            February 28, 1998            February 28, 1997      February 29, 1996
                           --------------------         ------------------     -------------------
                                      % of                       % of                      % of
                             Sales  Total Sales          Sales Total Sales      Sales   Total Sales
                           -------- -----------         ------------------     -------  -----------
         Customer A        $2,178      12%              $2,290     13%         $   780       3%
         Customer B          --       --                  --      --            $4,641      19%
         Customer C          --       --                  --      --            $3,975      16%


         During the third quarter of fiscal 1996, customer B informed SCPI that it had decided to change its source of supply, and sales to customer B ended in January 1996.

         In fiscal 1996, Customer C filed for protection under the United States Bankruptcy Code and announced that it would close all its stores. The fiscal 1996 provision for doubtful accounts contains a write-off of approximately $150,000 relating to this customer.


14.  RELATED PARTY TRANSACTIONS

         During fiscal 1996, SCPI transferred the rights to its Steel City Products trademark and trade name to Oakhurst Holdings, Inc. ("OHI") in exchange for 460 shares of stock of OHI. In August 1995, SCPI entered into a trademark and trade name license agreement with OHI whereby OHI granted SCPI the exclusive right to use the trade name in transacting its business. The agreement provides for a quarterly

                                      -F13-
license fee equal to 1% of gross sales. This fee was approximately $178,000, $186,000 and $97,000 for fiscal 1998, fiscal 1997 and fiscal 1996, respectively. SCPI's investment income from OHI was approximately $196,000, $209,000 and $80,000 in fiscal 1998, fiscal 1997 and fiscal 1996, respectively.

         In June 1995, SCPI engaged Oakhurst Management Corporation ("OMC"), a wholly-owned subsidiary of Oakhurst, to provide certain legal, management, investor relations, accounting, and tax services. SCPI's results for the years ended February 28, 1998, February 28, 1997 and February 29, 1996 include charges of approximately $582,000, $461,000 and $365,000, respectively, for these services.



15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Dollar amounts in thousands, except per share data)





FISCAL 1998                                              FIRST            SECOND            THIRD           FOURTH
-----------                                              -----            ------            -----           ------

Sales ...........................................     $     5,151      $     4,599      $     4,289      $     3,840
Gross profit ....................................             973              931              739              903
Net income (loss) ...............................              45                6             (196)             547
Series A Preferred Stock dividends ..............            (253)            (253)            (253)            (255)
Net (loss) income available
  to common stockholders ........................            (208)            (247)            (449)             292

Basic and diluted per share amounts:
  Net (loss) income attributable to common
    stockholders after preferred stock dividends      $      (.06)     $      (.08)     $      (.14)     $       .09
Average number of shares outstanding ............       3,238,061        3,238,061        3,238,061        3,238,061





FISCAL 1998                                              FIRST            SECOND            THIRD           FOURTH
-----------                                              -----            ------            -----           ------

Sales ...........................................     $     5,096      $     4,941      $     4,264      $     3,730
Gross profit ....................................             934              984              705              787
Net (loss) income ...............................             (29)              47             (207)          (1,066)
Series A Preferred Stock dividends ..............            (253)            (253)            (253)            (255)
Net loss available
  to common stockholders ........................            (282)            (206)            (460)          (1,321)

Basic and diluted per share amounts:
  Net loss attributable to common
     stockholders after preferred stock dividends     $      (.09)     $      (.06)     $      (.14)     $      (.41)
  Average number of shares outstanding ..........       3,238,061        3,238,061        3,238,061        3,238,061


         SCPI sold its warehouse in December 1997, and accordingly, recorded a pre-tax gain of approximately $1.8 million in the fourth quarter of fiscal 1998 in connection with the sale. The results of operations for the fourth quarter of fiscal 1998 also include a deferred tax charge of approximately $1 million, of which $588,000 related to an increase in the valuation allowance of the deferred tax asset (see Note 7).

         The net loss in fourth quarter of fiscal 1997 was caused by a deferred tax charge of $1.2 million related to an increase in the valuation allowance of the deferred tax asset (see Note 7).



                                      -F14-

                                                                    SCHEDULE II

                            STEEL CITY PRODUCTS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------------------
                   COLUMN A                     COLUMN B                   COLUMN C                  COLUMN D          COLUMN E
-----------------------------------------------------------------------------------------------------------------------------------
                                               BALANCE AT       CHARGED          CHARGES TO                             BALANCE
                                               BEGINNING        TO COSTS        OTHER ACCOUNTS     DEDUCTIONS          AT END
                 DESCRIPTION                   OF PERIOD       AND EXPENSES      - DESCRIBE         - DESCRIBE         OF PERIOD
===================================================================================================================================
Allowance for doubtful accounts deducted from trade accounts receivable:
Years ended:
       February 28, 1998....................   $       389     $      138        $         --     $      172 (A)   $          355
                                               ===========     ==========        ============     ==========       ==============
       February 28, 1997....................   $       419     $      (30)       $         --     $       -- (A)   $          389
                                               ===========     ==========        ============     ==========       ==============
       February 29, 1996....................   $       194     $      415        $         --     $      190 (A)   $          419
                                               ===========     ==========        ============     ==========       ==============

(A)  Amounts were deemed uncollectible.

                                  EXHIBIT INDEX


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

          +10.1   Employment Agreement with Bernard H. Frank dated as of
                  September 1, 1993 (filed as Exhibit 10.1 to the Company's
                  Annual Report of Form 10-K for the fiscal year ended February
                  26, 1994).

          +10.2   Employment Agreement with Terrance W. Allan dated as of
                  September 1, 1993 (filed as Exhibit 10.3 to the Company's
                  Annual Report of Form 10-K for the fiscal year ended February
                  26, 1994).

          10.3    Agreement dated June 11, 1991 with Prudential-Bache Special
                  Situations Fund (filed as Exhibit 10(q) to the Company's
                  Annual Report on Form 10-K for the fiscal year ended March 3,
                  1990).

          +10.4 Form of Option Agreement dated August 29, 1991 with directors and executive officers (filed as Exhibit 10(t) to the Company's Annual report on Form 10-K for the fiscal year ended
                  February 29, 1992).

          10.5 Note Agreements with William T. Apgar, Liquidating Trustee for the Retail Acquisition Corp. Amended Plan of Reorganization,
                  (filed as Exhibit 10(w) the Company's Annual Report on Form
                  10-K for the fiscal year ended February 27, 1993).

          10.6    Open-End Mortgage between Steel City Products, Inc. and FINOVA
                  Capital Corporation dated March 28, 1996, (filed as exhibit
                  #10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).

          10.7    Combined and Amended Promissory Note between Steel City
                  Products, Inc. and Oakhurst Company, Inc., dated March 28,
                  1996, (filed as exhibit #10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).

          10.8    Trademark & Trade Name License Agreement between Oakhurst
                  Holdings, Inc. and Steel City Products, Inc., dated August 16,
                  1995, (filed as exhibit #10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).

          +10.9   Corporate Services Agreement between Steel City Products, Inc.
                  and Oakhurst Management Corporation dated June 1, 1995, (filed as exhibit #10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).

          10.10   Agreement of Sale and Purchase by and between Steel City
                  Products, Inc. and Bearing Service Company of Pennsylvania dated as of August 18, 1997, (filed as exhibit #10 to the Company's Form 10-Q for the quarter ended August 31, 1997).

          10.11 Addendums to the Agreement of Sale and Purchase by and between Steen City Products, Inc. and Bearing Service company of
                  Pennsylvania dated October 18, 1997, and December 17, 1997, respectively, (filed as exhibit #10 to the Company's Form 10-Q for the quarter ended November 30, 1997).

          10.12   Lease agreement by and between Regional Industrial Development
                  Corporation of Southwestern Pennsylvania and Steel City
                  Products, Inc., dated November 11, 1997- filed herewith.

          27      Financial Data Schedule (EDGAR transmission only) - filed herewith.

-----------------

+         Management contract or compensatory plan or arrangement.