Form 10-Q
period 1998-05-31
STEEL CITY PRODUCTS INC
filed 1998-07-15
CIK 46535

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:   May 31, 1998
                                  ------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              -----------------  --------------

Commission file number:   0-2572


                            STEEL CITY PRODUCTS, INC
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


      DELAWARE                                                    55-0437067
------------------------                                      ------------------
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

                                 (302) 478-9170
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              -----------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ----   ----
         At July 1, 1998, 3,238,061 shares of the Registrant's Common Stock, $0.01 par value per share, were issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS



                          INDEX TO FINANCIAL STATEMENTS

                            STEEL CITY PRODUCTS, INC.



Balance Sheets at May 31, 1998 (unaudited)
  and February 28, 1997 ..............................................   3


Statements of Operations for the three month periods ended
  May 31, 1998 and May 31, 1997 (unaudited) ..........................   4


Statement of Stockholders' Equity for the three months
  ended May 31, 1998 (unaudited) .....................................   5


Statements of Cash Flows for the three month periods ended
  May 31, 1998 and May 31, 1997 (unaudited)...........................   6


Notes to Financial Statements (unaudited) ............................   7

                            STEEL CITY PRODUCTS, INC.
                                 BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS



                                                                                        MAY 31,      FEBRUARY 28,
                                                                                         1998            1998
                                                                                     ------------    ------------
                                                                                     (Unaudited)
Current assets:
     Cash ........................................................................   $          2    $          1
     Trade accounts receivable, less allowance of $331 and $355, respectively ....          2,881           2,698
     Notes receivable - Oakhurst Company, Inc.....................................            300             293
     Inventories .................................................................          2,925           3,666
     Other .......................................................................             43              50
                                                                                     ------------    ------------
                       Total current assets ......................................          6,151           6,708
                                                                                     ------------    ------------

Property and equipment, at cost ..................................................            968             951
     Less accumulated depreciation ...............................................           (635)           (618)
                                                                                     ------------    ------------
                                                                                              333             333
                                                                                     ------------    ------------

Notes receivable - Oakhurst Company, Inc., long-term portion .....................            646             723
Advances to Oakhurst Company, Inc.................................................          6,842           5,706
Other assets .....................................................................            717             666
                                                                                     ------------    ------------
                                                                                            8,205           7,095
                                                                                     ------------    ------------

                                                                                     $     14,689    $     14,136
                                                                                     ============    ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ............................................................   $      3,563    $      3,926
     Accrued compensation ........................................................            347             380
     Current maturities of long-term obligations .................................            540             543
     Due to affiliate ............................................................            511             462
     Other .......................................................................            120             150
                                                                                     ------------    ------------
                       Total current liabilities .................................          5,081           5,461
                                                                                     ------------    ------------

Long-term obligations:
     Long-term debt ..............................................................          2,978           2,070
     Other long-term obligations .................................................             58              62
                                                                                     ------------    ------------
                                                                                            3,036           2,132
                                                                                     ------------    ------------
Commitments and contingencies ....................................................

Stockholders' equity:
     Preferred stock, par value $0.01 per share; authorized
        5,000,000 shares, issued 1,938,526 shares;
        liquidation preference $10,135 ...........................................             19              19
     Common stock, par value $0.01 per share; authorized
        5,000,000 shares; issued 3,238,061 shares ................................             32              32
     Additional paid-in capital ..................................................         43,824          43,824
     Deficit (Reorganized on August 26, 1989) ....................................        (37,302)        (37,331)
     Treasury stock, at cost, 207 common shares ..................................             (1)             (1)
                                                                                     ------------    ------------
                       Total stockholders' equity ................................          6,572           6,543
                                                                                     ------------    ------------

                                                                                     $     14,689    $     14,136
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

                            STEEL CITY PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)





                                                              THREE MONTHS   THREE MONTHS
                                                                 ENDED          ENDED
                                                                 MAY 31,       MAY 31,
                                                                  1998          1997
                                                              ------------   ------------


Sales .....................................................   $      4,855   $      5,151
Other income ..............................................            110            102
                                                              ------------   ------------
                                                                     4,965          5,253
                                                              ------------   ------------

Cost of goods sold, including occupancy and
   buying expenses ........................................          3,943          4,178
Operating, selling and administrative expenses ............            964            953
Provision for doubtful accounts ...........................             (5)            13
Interest expense ..........................................             81            111
                                                              ------------   ------------
                                                                     4,983          5,255
                                                              ------------   ------------

Net loss before undistributed earnings of
   investment in affiliate and income tax expense .........            (18)            (2)

Undistributed earnings of investment in affiliate .........             52             47
Income tax expense ........................................             (5)            --
                                                              ------------   ------------
Net income ................................................             29             45

Effect of Series A Preferred Stock dividends ..............           (253)          (253)
                                                              ------------   ------------

Net loss attributable to common stockholders ..............   $       (224)  $       (208)
                                                              ============   ============


Basic and diluted net loss per share attributable to common
   stockholders after preferred stock dividends ...........   $      (0.07)  $      (0.06)
                                                              ============   ============

Weighted average number of shares outstanding used in
   computing basic and diluted per share amounts ..........      3,238,061      3,238,061
                                                              ============   ============







   The accompanying notes are an integral part of these financial statements.

                            STEEL CITY PRODUCTS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                         THREE MONTHS ENDED MAY 31, 1998
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)









                                        PREFERRED STOCK          COMMON STOCK        ADDITIONAL   RETAINED       TREASURY STOCK
                                     ---------------------   ---------------------    PAID-IN     EARNINGS    ---------------------
                                       SHARES    PAR VALUE    SHARES     PAR VALUE    CAPITAL    (DEFICIT)     SHARES       COST
                                     ---------   ---------   ---------   ---------   ---------   ---------    ---------   ---------


Balances, February 28, 1998 ......   1,938,526   $      19   3,238,061   $      32   $  43,824   $ (37,331)         207    $     (1)




Net income for the period ........                                                                      29




                                     ---------   ---------   ---------   ---------   ---------   ---------    ---------   ---------
Balances, May 31, 1998 ...........   1,938,526   $      19   3,238,061   $      32   $  43,824   $ (37,302)         207   $      (1)
                                     =========   =========   =========   =========   =========   =========    =========   =========





   The accompanying notes are an integral part of these financial statements.

                            STEEL CITY PRODUCTS, INC.
                            STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (Unaudited)





                                                                              THREE MONTHS    THREE MONTHS
                                                                                 ENDED           ENDED
                                                                                 MAY 31,        MAY 31,
                                                                                  1998           1997
                                                                              ------------    ------------
Cash flows from operating activities:
     Net income ...........................................................   $         29    $         45
     Adjustments to reconcile net income
         to net cash provided by (used in) operating activities:
              Depreciation and amortization ...............................             27              50
              Undistributed earnings of investment in affiliate ...........            (52)            (47)
     Other changes in operating assets and liabilities:
              Accounts receivable .........................................           (183)           (668)
              Inventories .................................................            741             286
              Accounts payable ............................................           (363)            301
              Other .......................................................             (1)           (126)
                                                                              ------------    ------------
Net cash provided by (used in) operating activities of:
     Continuing operations ................................................            198            (159)
     Discontinued operations ..............................................              6              10
                                                                              ------------    ------------
Net cash provided by (used in) operating activities .......................            204            (149)
                                                                              ------------    ------------

Cash flows from investing activities:
     Advances to Oakhurst Company, Inc. ...................................         (1,136)           (602)
     Collection of note receivable, Oakhurst Company, Inc. ................             70              67
     Additions to property and equipment ..................................            (17)             --
     Other ................................................................             (1)             --
                                                                              ------------    ------------
Net cash used in investing activities .....................................         (1,084)           (535)
                                                                              ------------    ------------

Cash flows from financing activities:
     Net borrowings under revolving credit agreement ......................            908             753
     Principal payments on long-term obligations ..........................             (7)            (69)
     Deferred loan costs ..................................................            (20)             --
                                                                              ------------    ------------
Net cash provided by financing activities .................................            881             684
                                                                              ------------    ------------

Net increase in cash ......................................................              1              --
Cash at beginning of period ...............................................              1               2
                                                                              ------------    ------------
Cash at end of period .....................................................   $          2    $          2
                                                                              ============    ============









   The accompanying notes are an integral part of these financial statements.

                            STEEL CITY PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MAY 31, 1998

1.  INTERIM FINANCIAL STATEMENTS

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments made are of a normal recurring nature.

         While the Company believes that the disclosures presented herein are adequate to make the information not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements for the fiscal year ended February 28, 1998 ("fiscal 1998") as filed in the Company's Annual Report on Form 10-K.


2.  RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components. SFAS No. 130 also requires that the cumulative balance of these items of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company has adopted SFAS No. 130 in the first quarter ended May 31, 1998 (unaudited) and the adoption did not have a material impact on the Company's disclosures in its financial statements.

         In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way public companies report selected information about operating segments in both quarterly and annual financial statements to their shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. This statement is not required to be applied to interim financial statements in the initial year of its application. The Company has not yet determined the effects, if any, that SFAS No. 131 will have on the disclosures in its financial statements.

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

         At May 31, 1998, SCPI's debt primarily consisted of notes payable with outstanding principal balances aggregating approximately $522,000 that were issued in connection with the settlement of certain contingent liabilities related to SCPI's former retail division. SCPI also has revolving debt of approximately $3 million which is offset entirely by advances receivable from Oakhurst that bear interest at the same rate as the revolving debt.

         Oakhurst and its subsidiaries, including SCPI, have available financing under a revolving credit facility (the "Revolver") from an institutional lender up to a maximum of $7 million, subject to a borrowing base that is calculated according to defined levels of the subsidiaries' accounts receivable and inventories. At May 31, 1998, the borrowing base under the Revolver was $5.5 million. In fiscal 1998, the Revolver was extended to April 1999, and provides for subsequent renewal terms of one year each upon payment of a renewal fee of 0.5% of the entire line, unless earlier terminated as provided for in the agreement. Management believes that the Revolver will provide adequate funding for SCPI's working capital requirements for at least the next twelve months, assuming no material deterioration in current sales levels or gross profit margins.

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


MATERIAL CHANGES IN FINANCIAL CONDITION

         As of May 31, 1998, there had been no material changes in the Company's financial condition from February 28, 1998, discussed in Item 7 of the Company's Annual Report on Form 10-K for fiscal 1998.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

         Operations include the results of SCPI's operating division, Steel City Products, a distributor of automotive parts and accessories and of non-food pet supplies based in Pittsburgh, Pennsylvania.

THREE MONTHS ENDED MAY 31, 1998 COMPARED WITH THREE MONTHS ENDED MAY 31, 1997

         Sales in the first quarter of the current year decreased by $296,000 compared to the prior year. Sales to existing automotive customers decreased by approximately $580,000, primarily as a result of competitive pressures encountered by certain of SCPI's customers, and because some customers have changed their buying practices to obtain certain product lines direct from the manufacturer. The prior year first quarter also included sales of approximately $117,000 relating to the "Wing-tech" division that was sold in such quarter. Partially offsetting these decreases were sales to new automotive customers of approximately $210,000.

         Sales of non-food pet supplies were $407,000 in the current year, compared with $218,000 in the prior year. The increase in sales of $189,000 resulted from expanded sales to existing pet supply customers, together with sales of $90,000 to new pet supply customers recently added.

         Gross profits decreased by $61,000 in the first quarter compared with the first quarter of the prior year, due primarily to the net decrease in sales.

         Operating, selling and administrative increased by $11,000 when compared to the prior year first quarter. Lower expenses of approximately $30,000 resulting from the sale of the Wing-tech division were offset by higher selling expenses which primarily related to higher broker's commissions that are paid in connection with the pet supply business.

         There was an decrease in the provision for doubtful accounts of $18,000 in the current year. The prior year provision reflected the bankruptcy of a customer.

         Interest expense decreased by $30,000, due to SCPI's repayment of a term loan in December 1997.

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


                                            STEEL CITY PRODUCTS, INC.


Date: July 10, 1998                         By:  /s/ Bernard H. Frank
                                                 -------------------------------
                                                 Bernard H. Frank
                                                 Chief Executive Officer


Date: July 10, 1998                         By:  /s/ Mark Auerbach
                                                 -------------------------------
                                                 Mark Auerbach
                                                 Chief Financial Officer

                               INDEX TO EXHIBITS




            EXHIBITS               DESCRIPTION
            --------               -----------
               27.   Financial Data Schedule (EDGAR transmission only)