Form 10-Q
period 1998-08-31
STEEL CITY PRODUCTS INC
filed 1998-10-15
CIK 46535

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:   August 31, 1998

                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to______________

Commission file number:   0-2572

                            STEEL CITY PRODUCTS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)


        DELAWARE                                       55-0437067
        --------                                       ----------
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



               ---------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         At October 1, 1998, 3,238,061 shares of the Registrant's Common Stock, $0.01 par value per share, were issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS

                            STEEL CITY PRODUCTS, INC.


Balance Sheets at August 31, 1998 (unaudited)
  and February 28, 1998 ..............................................      3

Statements of Operations for the three month periods ended
 August 31, 1998 and August 31, 1997 (unaudited) .....................      4

Statements of Operations for the six month periods ended
 August 31, 1998 and August 31, 1997 (unaudited) .....................      5

Statement of Stockholders' Equity for the six months
  ended August 31, 1998 (unaudited) ..................................      6

Statements of Cash Flows for the six month periods ended
 August 31, 1998 and August 31, 1997 (unaudited) .....................      7

Notes to Financial Statements (unaudited) ............................      8

                            STEEL CITY PRODUCTS, INC.
                                 BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                          AUGUST 31,        FEBRUARY 28,
                                                                                            1998                1998
                                                                                          ----------        ------------
                                                                                          (Unaudited)
Current assets:
    Cash...............................................................................   $        2        $          1
    Trade accounts receivable, less allowance of $369 and $355, respectively...........        2,694               2,698
    Notes receivable - Oakhurst Company, Inc...........................................          308                 293
    Inventories........................................................................        3,093               3,666
    Other..............................................................................          179                  50
                                                                                          ----------         ------------
           Total current assets........................................................        6,276               6,708
                                                                                          ----------         ------------

Property and equipment, at cost........................................................          976                 951
    Less accumulated depreciation......................................................         (653)               (618)
                                                                                          ----------         ------------
                                                                                                 323                 333
                                                                                          ----------         ------------

Notes receivable - Oakhurst Company, Inc., long-term portion...........................          566                 723
Advances to Oakhurst Company, Inc......................................................        6,377               5,706
Other assets...........................................................................          772                 666
                                                                                          ----------         -----------
                                                                                               7,715               7,095
                                                                                          ----------         -----------
                                                                                          $   14,314         $    14,136
                                                                                          ==========         ===========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable...................................................................   $    3,606         $     3,926
    Accrued compensation...............................................................          356                 380
    Current maturities of long-term obligations........................................          372                 543
    Due to affiliate...................................................................          560                 462
    Other..............................................................................          127                 150
                                                                                          ----------         -----------
           Total current liabilities...................................................        5,021               5,461
                                                                                          ----------         -----------

Long-term obligations:
    Long-term debt.....................................................................        2,698               2,070
    Other long-term obligations........................................................           53                  62
                                                                                           ---------          ----------
                                                                                               2,751               2,132
                                                                                           ---------          ----------
Commitments and contingencies..........................................................

Stockholders' equity:
    Preferred stock, par value $0.01 per share; authorized
       5,000,000 shares, issued 1,938,526 shares;
       liquidation preference $10,135..................................................           19                  19
    Common stock, par value $0.01 per share; authorized
       5,000,000 shares; issued 3,238,061 shares.......................................           32                  32
    Additional paid-in capital.........................................................       43,824              43,824
    Deficit (Reorganized on August 26, 1989)...........................................      (37,332)            (37,331)
    Treasury stock, at cost, 207 common shares.........................................           (1)                 (1)
                                                                                           ---------           ---------
           Total stockholders' equity..................................................        6,542               6,543
                                                                                           ---------           ---------

                                                                                           $  14,314           $  14,136
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

                            STEEL CITY PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)



                                                                            THREE MONTHS      THREE MONTHS
                                                                              ENDED              ENDED
                                                                            AUGUST 31,        AUGUST 31,
                                                                               1998               1997
                                                                           ------------      ------------

Sales ................................................................     $      4,849      $      4,599
Other income .........................................................              190               163
                                                                           ------------      ------------
                                                                                  5,039             4,762
                                                                           ------------      ------------

Cost of goods sold, including occupancy and
   buying expenses ...................................................            4,031             3,668
Operating, selling and administrative expenses .......................              978               997
Provision for doubtful accounts ......................................               38                35
Interest expense .....................................................               78               112
                                                                           ------------      ------------
                                                                                  5,125             4,812
                                                                           ------------      ------------

Net loss before undistributed earnings of
   investment in affiliate ...........................................              (86)              (50)

Undistributed earnings of investment in affiliate ....................               57                56
                                                                           ------------      ------------
Net (loss) income ....................................................              (29)                6

Effect of Series A Preferred Stock dividends .........................             (253)             (253)
                                                                           ------------      ------------

Net loss attributable to common stockholders .........................     $       (282)     $       (247)
                                                                           ============      ============



Basic and diluted net loss per share attributable to common
   stockholders after preferred stock dividends ......................     $      (0.09)     $      (0.08)
                                                                           ============      ============

Weighted average number of shares outstanding
   used in computing per share amount ................................        3,238,061         3,238,061
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

                            STEEL CITY PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)




                                                                             SIX MONTHS       SIX MONTHS
                                                                               ENDED             ENDED
                                                                             AUGUST 31,       AUGUST 31,
                                                                               1998              1997
                                                                           ------------      ------------

Sales ................................................................     $      9,704      $      9,750
Other income .........................................................              300               264
                                                                           ------------      ------------
                                                                                 10,004            10,014
                                                                           ------------      ------------

Cost of goods sold, including occupancy and
  buying expenses ....................................................            7,974             7,846
Operating, selling and administrative expenses .......................            1,942             1,949
Provision for doubtful accounts ......................................               33                48
Interest expense .....................................................              159               223
                                                                           ------------      ------------
                                                                                 10,108            10,066
                                                                           ------------      ------------

Net loss before income taxes and
  undistributed earnings of investment in affiliate ..................             (104)              (52)

Income tax expense ...................................................               (5)               --
Undistributed earnings of investment in affiliate ....................              108               103
                                                                           ------------      ------------
Net (loss) income ....................................................               (1)               51

Effect of Series A Preferred Stock dividends .........................             (506)             (506)
                                                                           ------------      ------------

Net loss attributable to common stockholders .........................     $       (507)     $       (455)
                                                                           ============      ============



Basic and diluted net loss per share attributable to common
  stockholders after preferred stock dividends .......................     $      (0.16)     $      (0.14)
                                                                           ============      ============

Weighted average number of shares outstanding
  used in computing per share amount .................................        3,238,061         3,238,061
                                                                           ============      ============








   The accompanying notes are an integral part of these financial statements.

                            STEEL CITY PRODUCTS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                        SIX MONTHS ENDED AUGUST 31, 1998
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)




                                         PREFERRED STOCK          COMMON STOCK                                    TREASURY STOCK
                                    -----------------------  ----------------------  ADDITIONAL   RETAINED    ----------------------
                                      SHARES     PAR VALUE     SHARES    PAR VALUE    CAPITAL    (DEFICIT)      SHARES       COST
                                    ----------   ----------  ----------  ----------  ----------  ----------   ----------  ----------

Balances, February 28, 1998.......   1,938,526   $       19   3,238,061  $       32  $   43,824  $  (37,331)         207  $    (1)




Net loss for the period ..........                                                                       (1)




                                    ----------   ----------  ----------  ----------  ----------  ----------   ----------  -------
Balances, August 31, 1998 ........   1,938,526   $       19   3,238,061  $       32  $   43,824  $  (37,332)         207  $    (1)
                                    ==========   ==========  ==========  ==========  ==========  ==========   ==========  =======




   The accompanying notes are an integral part of these financial statements.

                            STEEL CITY PRODUCTS, INC.
                            STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (Unaudited)


                                                                         SIX MONTHS     SIX MONTHS
                                                                           ENDED           ENDED
                                                                         AUGUST 31,     AUGUST 31,
                                                                           1998           1997
                                                                        ------------   ------------
Cash flows from operating activities:
    Net (loss) income ................................................  $         (1)  $         51
    Adjustments to reconcile net (loss) income
      to net cash provided by (used in) operating activities:
           Depreciation and amortization .............................            51            104
           Undistributed earnings of investment in affiliate .........          (109)          (103)
      Other changes in operating assets and liabilities:
           Accounts receivable .......................................             4           (260)
           Inventories ...............................................           573             63
           Accounts payable ..........................................          (320)          (219)
           Other .....................................................           (56)           127
                                                                        ------------   ------------
Net cash provided by (used in) operating activities of:
      Continuing operations ..........................................           142           (237)
      Discontinued operations ........................................          (183)          (286)
                                                                        ------------   ------------
Net cash used in operating activities ................................           (41)          (523)
                                                                        ------------   ------------
Cash flows from investing activities:
      Advances to Oakhurst Company, Inc. .............................          (671)            (7)
      Collection of note receivable, Oakhurst Company, Inc. ..........           142            130
      Additions to property and equipment ............................           (25)           (12)
                                                                        ------------   ------------
Net cash (used in) provided by investing activities ..................          (554)           111
                                                                        ------------   ------------

Cash flows from financing activities:
      Net borrowings under revolving credit agreement ................           628            555
      Proceeds from long-term borrowings .............................            --             --
      Principal payments on long-term obligations ....................           (12)          (144)
      Deferred loan costs ............................................           (20)            --

                                                                        ------------   ------------
Net cash provided by financing activities ............................           596            411
                                                                        ------------   ------------
Net increase (decrease) in cash and cash equivalents .................             1             (1)
Cash and cash equivalents at beginning of period .....................             1              2
                                                                        ------------   ------------
Cash and cash equivalents at end of period ...........................  $          2   $          1
                                                                        ============   ============



   The accompanying notes are an integral part of these financial statements.

                            STEEL CITY PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        SIX MONTHS ENDED AUGUST 31, 1998

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


2.  RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components. SFAS No. 130 also requires that the cumulative balance of these items of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 in the first quarter ended May 31, 1998 (unaudited) and the adoption did not have a material impact on the Company's disclosures in its financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Steel City Products, Inc. ("SCPI") is a special, limited purpose, majority-owned subsidiary of Oakhurst Company, Inc. ("Oakhurst"). SCPI is expected to concentrate on its historical line of business, while any future growth and expansion opportunities are expected to be pursued by one or more subsidiaries of Oakhurst. Through Oakhurst's ownership of SCPI, primarily in the form of preferred stock, Oakhurst retains substantially all the value of SCPI, and receives substantially all of the benefit of operations through dividends on the preferred stock. Oakhurst's ownership of SCPI is designed to facilitate the preservation and utilization of SCPI's and Oakhurst's net operating tax loss carry-forwards which amount to approximately $155 million.

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

         At August 31, 1998, SCPI's debt primarily consisted of notes payable with outstanding principal balances aggregating approximately $353,000 that were issued in connection with the settlement of certain contingent liabilities related to SCPI's former retail division. SCPI also has revolving debt of approximately $2.7 million which is offset entirely by advances receivable from Oakhurst that bear interest at the same rate as the revolving debt.

         Oakhurst and its subsidiaries, including SCPI, have available financing under a revolving credit facility (the "Revolver") from an institutional lender up to a maximum of $7 million, subject to a borrowing base that is calculated according to defined levels of the subsidiaries' accounts receivable and inventories. At August 31, 1998, the borrowing base under the Revolver was $5.4 million. In fiscal 1998, the Revolver was extended to April 1999, and provides for subsequent renewal terms of one year each upon payment of a renewal fee of 0.5% of the entire line, unless earlier terminated as provided for in the agreement. Management believes that the Revolver will provide adequate funding for SCPI's working capital requirements for at least the next twelve months, assuming no material deterioration in current sales levels or gross profit margins.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

         As of August 31, 1998, there had been no material changes in the Company's financial condition from February 28, 1998, discussed in Item 7 of the Company's Annual Report on Form 10-K for fiscal 1998.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

         Operations include the results of SCPI's operating division, Steel City Products, a distributor of automotive parts and accessories and of non-food pet supplies based in McKeesport, Pennsylvania.

THREE MONTHS ENDED AUGUST 31, 1998 COMPARED WITH THREE MONTHS ENDED AUGUST 31, 1997

         Sales in the second quarter of the current year increased by $250,000 compared with the second quarter of the prior year, due primarily to the addition of new automotive and pet supply customers. Sales to existing customers in the current year second quarter were essentially the same as in the prior year.

         Other income increased by $27,000 in the second quarter of the current year compared with the second quarter of the prior year, largely due to increased auto show revenues that resulted from greater vendor participation in the current year show.

         Notwithstanding the increase in sales, gross profits decreased by $81,000 in the second quarter of the current year compared with the second quarter of the prior year, due to a decrease in gross margin of 2.8%, together with an increase of $32,000 in buying and occupancy expenses. The decrease in gross margin was principally attributable to several sales promotions during the second quarter. The increase in buying and occupancy expenses resulted from costs related to operating from rented facilities in the current year, while in the prior year operations were conducted from an owned warehouse that was sold in December 1997.

         Operating, selling and administrative decreased by $19,000 when compared with the second quarter of the prior year, largely due to a decrease in management fees.

         Interest expense decreased by $34,000, mainly due to SCPI's repayment of a term loan in December 1997.


SIX MONTHS ENDED AUGUST 31, 1998 COMPARED WITH SIX MONTHS ENDED AUGUST 31, 1997

         Sales in the current year period decreased by $46,000 compared with the prior year, due to the sale of the "Wing-tech" division in first quarter of the prior year. Sales attributable to the Wing-tech division in the prior year were $117,000. Sales to existing automotive customers decreased by approximately $590,000, primarily as a result of competitive pressures encountered by certain of SCPI's customers, and because some customers have changed their buying practices to obtain certain product lines direct from the manufacturer. Mostly offsetting these decreases were sales to new automotive customers of approximately $326,000, and increases in non-food pet supply sales.

         Sales of non-food pet supplies were $916,000 in the current year, compared with $581,000 in the prior year. The increase in sales of $335,000 resulted from expanded sales to existing pet supply customers, together with sales of $230,000 to new pet supply customers recently added.

         Other income increased by $36,000 in the current year period compared with the prior year, largely due to increased auto show revenues that resulted from greater vendor participation in the current year show.

         Gross profits decreased by $174,000 in the current year period compared with the prior year, due to lower profits of $32,000 related to the Wing-tech division, a decrease in gross margin of 1.3%, and an increase of $33,000 in buying and occupancy expenses. The decrease in gross margin was principally attributable to several sales promotions during the second quarter of the current year. The increase in buying and occupancy expenses resulted from costs related to operating from rented facilities in the current year, while in the prior year operations were conducted from an owned warehouse that was sold in December 1997.

         Interest expense decreased by $64,000, primarily due to SCPI's repayment of a term loan in December 1997.

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


                                    STEEL CITY PRODUCTS, INC.


Date: October 12, 1998              By: /s/ Bernard H. Frank
                                        -------------------------------
                                        Bernard H. Frank
                                        Chief Executive Officer


Date: October 12, 1998              By: /s/ Mark Auerbach
                                        -------------------------------
                                        Mark Auerbach
                                        Chief Financial Officer

                                 EXHIBIT INDEX

          27.   Financial Data Schedule