Form 10-Q
period 1998-11-30
STEEL CITY PRODUCTS INC
filed 1999-01-14
CIK 46535

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:   November 30, 1998

                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________

Commission file number:   0-2572

                            STEEL CITY PRODUCTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    DELAWARE                           55-0437067
            ------------------------              -------------------
            (State of Incorporation)               (I.R.S. Employer
                                                  Identification No.)

3513 CONCORD PIKE, SUITE 3527, WILMINGTON, DELAWARE           19803
---------------------------------------------------         ----------
(Address of principal executive offices)                    (Zip Code)


                                 (302) 478-9170
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


           -----------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         At January 5, 1998, 3,238,061 shares of the Registrant's Common Stock, $0.01 par value per share, were issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART I - FINANCIAL INFORMATION



ITEM 1.           FINANCIAL STATEMENTS



                          INDEX TO FINANCIAL STATEMENTS

                            STEEL CITY PRODUCTS, INC.


Balance Sheets at November 30, 1998 (unaudited)
  and February 28, 1998.........................................................        3


Statements of Operations for the three month periods ended
  November 30, 1998 and November 30, 1997 (unaudited)...........................        4


Statements of Operations for the nine month periods ended
  November 30, 1998 and November 30, 1997 (unaudited)...........................        5


Statement of Stockholders' Equity for the nine months
  ended November 30, 1998 (unaudited) ..........................................        6


Statements of Cash Flows for the nine month periods ended
 November 30, 1998 and November 30, 1997 (unaudited)............................        7


Notes to Financial Statements (unaudited).......................................        8

                            STEEL CITY PRODUCTS, INC.
                                 BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                 NOVEMBER 30,       FEBRUARY 28,
                                                                                                     1998               1998
                                                                                                 ------------       ------------
                                                                                                 (Unaudited)


                                     ASSETS

Current assets:
     Cash ................................................................................         $      2          $      1
     Trade accounts receivable, less allowance of $302 and $355, respectively ............            2,136             2,698
     Notes receivable - Oakhurst Company, Inc ............................................              321               293
     Inventories .........................................................................            2,381             3,666
     Other ...............................................................................              105                50
                                                                                                   --------          --------
                  Total current assets ...................................................            4,945             6,708
                                                                                                   --------          --------

Property and equipment, at cost ..........................................................            1,109               951
     Less accumulated depreciation .......................................................             (675)             (618)
                                                                                                   --------          --------
                                                                                                        434               333
                                                                                                   --------          --------

Notes receivable - Oakhurst Company, Inc., long-term portion .............................              478               723
Advances to Oakhurst Company, Inc ........................................................            6,537             5,706
Other assets .............................................................................              813               666
                                                                                                   --------          --------
                                                                                                      7,828             7,095
                                                                                                   --------          --------

                                                                                                   $ 13,207          $ 14,136
                                                                                                   ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ....................................................................         $  2,799          $  3,926
     Accrued compensation ................................................................              309               380
     Current maturities of long-term obligations .........................................              291               543
     Due to affiliate ....................................................................              601               462
     Other ...............................................................................              123               150
                                                                                                   --------          --------
                  Total current liabilities ..............................................            4,123             5,461
                                                                                                   --------          --------

Long-term obligations:
     Long-term debt ......................................................................            2,369             2,070
     Other long-term obligations .........................................................              260                62
                                                                                                   --------          --------
                                                                                                      2,629             2,132
                                                                                                   --------          --------
Commitments and contingencies

Stockholders' equity:
     Preferred stock, par value $0.01 per share; authorized
        5,000,000 shares, issued 1,938,526 shares;
        liquidation preference $10,135 ...................................................               19                19
     Common stock, par value $0.01 per share; authorized
        5,000,000 shares; issued 3,238,061 shares ........................................               32                32
     Additional paid-in capital ..........................................................           43,824            43,824
     Deficit (Reorganized on August 26, 1989) ............................................          (37,419)          (37,331)
     Treasury stock, at cost, 207 common shares ..........................................               (1)               (1)
                                                                                                   --------          --------
                  Total stockholders' equity .............................................            6,455             6,543
                                                                                                   --------          --------

                                                                                                   $ 13,207          $ 14,136
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

                            STEEL CITY PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)




                                                                    THREE MONTHS         THREE MONTHS
                                                                       ENDED                ENDED
                                                                    NOVEMBER 30,         NOVEMBER 30,
                                                                        1998                 1997
                                                                    ------------         ------------

Sales .....................................................         $     4,188          $     4,289
Other income ..............................................                 151                  127
                                                                    -----------          -----------
                                                                          4,339                4,416
                                                                    -----------          -----------

Cost of goods sold, including occupancy and
   buying expenses ........................................               3,502                3,550
Operating, selling and administrative expenses ............                 882                  928
Provision for doubtful accounts ...........................                  13                   75
Interest expense ..........................................                  71                  108
                                                                    -----------          -----------
                                                                          4,468                4,661
                                                                    -----------          -----------

Net loss before undistributed earnings of investment
   in affiliate ...........................................                (129)                (245)

Income tax expense ........................................                  (1)                --
Undistributed earnings of investment in affiliate .........                  43                   49
                                                                    -----------          -----------
Net loss ..................................................                 (87)                (196)

Effect of Series A Preferred Stock dividends ..............                (253)                (253)
                                                                    -----------          -----------

Net loss attributable to common stockholders ..............         $      (340)         $      (449)
                                                                    ===========          ===========



Basic and diluted net loss per share attributable to common
   stockholders after preferred stock dividends ...........         $     (0.11)         $     (0.14)
                                                                    ===========          ===========

Weighted average number of shares outstanding
   used in computing per share amount .....................           3,238,061            3,238,061
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

                            STEEL CITY PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)



                                                                          NINE MONTHS          NINE MONTHS
                                                                              ENDED                ENDED
                                                                          NOVEMBER 30,         NOVEMBER 30,
                                                                              1998                 1997
                                                                          -----------          ------------

Sales ...........................................................         $    13,893          $    14,038
Other income ....................................................                 451                  392
                                                                          -----------          -----------
                                                                               14,344               14,430
                                                                          -----------          -----------

Cost of goods sold, including occupancy and
   buying expenses ..............................................              11,476               11,396
Operating, selling and administrative expenses ..................               2,824                2,877
Provision for doubtful accounts .................................                  47                  123
Interest expense ................................................                 230                  331
                                                                          -----------          -----------
                                                                               14,577               14,727
                                                                          -----------          -----------

Net loss before income taxes and
   undistributed earnings of investment in affiliate ............                (233)                (297)

Income tax expense ..............................................                  (7)                   -
Undistributed earnings of investment in affiliate ...............                 152                  152
                                                                          -----------          -----------
Net loss ........................................................                 (88)                (145)

Effect of Series A Preferred Stock dividends ....................                (763)                (759)
                                                                          -----------          -----------

Net loss attributable to common stockholders ....................         $      (851)         $      (904)
                                                                          ===========          ===========



Basic and diluted net loss per share attributable to common
   stockholders after preferred stock dividends .................         $     (0.26)         $     (0.28)
                                                                          ===========          ===========

Weighted average number of shares outstanding
   used in computing per share amount ...........................           3,238,061            3,238,061
                                                                          ===========          ===========




   The accompanying notes are an integral part of these financial statements.

                            STEEL CITY PRODUCTS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                       NINE MONTHS ENDED NOVEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)



                                           PREFERRED STOCK        COMMON STOCK         ADDITIONAL    RETAINED     TREASURY STOCK
                                        ---------------------  ---------------------    PAID-IN      EARNINGS    -----------------
                                         SHARES     PAR VALUE   SHARES     PAR VALUE    CAPITAL      (DEFICIT)    SHARES     COST
                                        --------    ---------  --------    ---------    -------      ---------   --------   ------

Balances, February 28, 1998 .......     1,938,526     $  19     3,238,061    $  32    $   43,824    $  (37,331)      207    $ (1)




Net loss for the period ...........                                                                        (88)




                                       ----------     -----    ----------    -----    ----------    ----------     -----    ----
Balances, November 30, 1998 .......     1,938,526     $  19     3,238,061    $  32    $   43,824    $  (37,419)      207    $ (1)
                                       ==========     =====    ==========    =====    ==========    ==========     =====    ====




   The accompanying notes are an integral part of these financial statements.

                            STEEL CITY PRODUCTS, INC.
                            STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (Unaudited)


                                                                                    NINE MONTHS     NINE MONTHS
                                                                                       ENDED           ENDED
                                                                                    NOVEMBER 30,    NOVEMBER 30,
                                                                                       1998             1997
                                                                                    ------------    ------------
       Cash flows from operating activities:
            Net loss ...........................................................      $   (88)      $  (145)
            Adjustments to reconcile net loss
                to net cash provided by (used in) operating activities:
                   Depreciation and amortization ...............................           80           144
                   Undistributed earnings of investment in affiliate ...........         (152)         (152)
            Other changes in operating assets and liabilities:
                   Accounts receivable .........................................          562          (192)
                   Inventories .................................................        1,285           840
                   Accounts payable ............................................       (1,127)         (933)
                   Other .......................................................           18           148
                                                                                      -------       -------
       Net cash provided by (used in) operating activities of:
            Continuing operations ..............................................          578          (290)
            Discontinued operations ............................................         (330)         (301)
                                                                                      -------       -------
       Net cash provided by (used in) operating activities .....................          248          (591)
                                                                                      -------       -------

       Cash flows from investing activities:
            Advances to Oakhurst Company, Inc ..................................         (831)         (139)
            Collection of note receivable, Oakhurst Company, Inc ...............          217           198
            Additions to property and equipment ................................          (27)          (37)
                                                                                      -------       -------
       Net cash (used in) provided by investing activities .....................         (641)           22
                                                                                      -------       -------

       Cash flows from financing activities:
            Net borrowings under revolving credit agreement ....................          299           785
            Proceeds from issuance of long-term debt ...........................          132             -
            Principal payments on long-term obligations ........................          (17)         (217)
            Deferred loan costs ................................................          (20)            -

                                                                                      -------       -------
       Net cash provided by financing activities ...............................          394           568
                                                                                      -------       -------

       Net increase (decrease) in cash and cash equivalents ....................            1            (1)
       Cash and cash equivalents at beginning of period ........................            1             2
                                                                                      -------       -------
       Cash and cash equivalents at end of period ..............................      $     2       $     1
                                                                                      =======       =======

       Supplemental schedule of non-cash investing and financing activities:
            Nine months ended November 30, 1998:

            Capital lease obligations of $131 were incurred in connection with leases of new equipment.


   The accompanying notes are an integral part of these financial statements.

                            STEEL CITY PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       NINE MONTHS ENDED NOVEMBER 30, 1998

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

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair market value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation of the hedge exposure. Depending on how the hedge is used and the designation, the gain or loss due to changes in the fair value is reported either in earnings or in other comprehensive income. The Company has not yet determined the effects, if any, that SFAS No. 133 will have on the disclosures in its financial statements.

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

         In addition to cash derived from operations, SCPI's liquidity and financing requirements are determined principally by the working capital needed to support its level of business, together with the need for capital expenditures and the cash required to repay its debt. SCPI also receives cash payments pursuant to a note receivable from Oakhurst, and from time to time, repayments of advances to Oakhurst. SCPI's working capital needs fluctuate primarily due to the amounts of inventory it carries which can change seasonally, the size and timeliness of payment of receivables from its customers to which from time to time SCPI grants extended payment terms for their seasonal inventory builds, and the amount of credit extended to SCPI by its suppliers. SCPI participates in a cash concentration system together with certain other subsidiaries of Oakhurst. Available cash that is transferred to Oakhurst is reflected as an addition to the advances to Oakhurst.

         At November 30, 1998, SCPI's debt primarily consisted of notes payable that were issued in connection with the settlement of certain contingent liabilities related to SCPI's former retail division. SCPI also has revolving debt of approximately $2.4 million which is offset entirely by advances receivable from Oakhurst that bear interest at the same rate as the revolving debt.

         Oakhurst and its subsidiaries, including SCPI, have available financing under a revolving credit facility (the "Revolver") from an institutional lender up to a maximum of $7 million, subject to a borrowing base that is calculated according to defined levels of the subsidiaries' accounts receivable and inventories. At November 30, 1998, the borrowing base under the Revolver was $4.5 million. In fiscal 1998, the Revolver was extended to April 1999, and provides for subsequent renewal terms of one year each upon payment of a renewal fee of 0.5% of the entire line, unless earlier terminated as provided for in the agreement. Management believes that the Revolver will provide adequate funding for SCPI's working capital requirements for at least the next twelve months, assuming no material deterioration in current sales levels or gross profit margins, and continuation of normal levels of supplier credit.

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


MATERIAL CHANGES IN FINANCIAL CONDITION

         As of November 30, 1998, there had been no material changes in the Company's financial condition from February 28, 1998, discussed in Item 7 of the Company's Annual Report on Form 10-K for fiscal 1998.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

         Operations include the results of SCPI's operating division, Steel City Products, a distributor of automotive parts and accessories and of non-food pet supplies based in McKeesport, Pennsylvania.

THREE MONTHS ENDED NOVEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 1997

         Sales in the third quarter of the current year decreased by $101,000 compared with the third quarter of the prior year. Sales to existing automotive customers decreased by $334,000 due to a change in practice by certain customers to purchase products directly from the manufacturer, to competitive pressures faced by many smaller customers, and the bankruptcy of one customer in the current year. Sales to new automotive customers totaled $103,000 for the quarter.

         Sales of non-food pet products totaled $507,000, an increase of $130,000 compared with the third quarter of the prior year, due primarily to the addition of new pet supply customers.

         Gross profits decreased by $52,000 in the third quarter of the current year compared with the third quarter of the prior year, due to the lower sales volume, together with an increase of $21,000 in buying and occupancy expenses. The increase in buying and occupancy expenses resulted from costs related to operating from rented facilities in the current year, while in the prior year operations were conducted from an owned warehouse that was sold in December 1997.

         Operating, selling and administrative expenses reflected a slight decrease in the third quarter compared with prior year. Operating expenses were lower due to expenses related to the move of facilities which were incurred last year. These savings were offset by higher selling expenses in the current year related to additional travel and higher broker's commissions on pet supply products.

         There was a decrease of $61,000 in the provision for doubtful accounts in the third quarter of the current year compared to the prior year due to the bankruptcy of one of the Company's customers in the prior year.

         Interest expense decreased by $37,000, mainly due to SCPI's repayment of a term loan in December 1997.

NINE MONTHS ENDED NOVEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED NOVEMBER 30, 1997

         Sales in the current year period decreased by $147,000 compared with the prior year, due to the sale of the "Wing-tech" division in first quarter of the prior year. Sales attributable to the Wing-tech division in the prior year were $117,000. Sales to existing automotive customers decreased by approximately $927,000, primarily as a result of competitive pressures encountered by certain of SCPI's customers, and because some customers have changed their buying practices to obtain certain product lines direct from the manufacturer. Mostly offsetting these decreases were sales to new automotive customers of approximately $431,000, and increases in non-food pet supply sales.

         Sales of non-food pet supplies were $1.4 million in the current year, compared with $958,000 in the prior year. The increase in sales of $466,000 resulted from expanded sales to existing pet supply customers, together with sales of $375,000 to new customers recently added.

         Gross profits decreased by $227,000 in the current year period compared with the prior year, due to lower profits of $32,000 related to the Wing-tech division, a decrease in gross margin of 1.0%, and an increase of $54,000 in buying and occupancy expenses. The decrease in gross margin was principally attributable to several sales promotions during the second quarter of the current year. The increase in buying and occupancy expenses resulted from costs related to operating from rented facilities in the current year, while in the prior year operations were conducted from an owned warehouse that was sold in December 1997.

         There was a decrease of $76,000 in the provision for doubtful accounts in the current year compared to the prior year due to the bankruptcy of one of the Company's customers last year.

         Interest expense decreased by $101,000, primarily due to SCPI's repayment of a term loan in December 1997.

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


                                        STEEL CITY PRODUCTS, INC.


Date:    January 8, 1999                By:       /s/   Bernard H. Frank
                                                 -----------------------
                                                    Bernard H. Frank
                                                 Chief Executive Officer


Date:    January 8, 1999                By:       /s/   Maarten D. Hemsley
                                                 -------------------------
                                                     Maarten D. Hemsley
                                                  Chief Financial Officer

                               INDEX TO EXHIBITS




EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------

 27                 Financial Data Schedule