Form 10-Q/A
period 1998-11-30
STEEL CITY PRODUCTS INC
filed 1999-02-19
CIK 46535

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

         In fiscal 1998, management undertook an extensive review and evaluation of the Company's critical information technology and noninformation technology systems to determine compliance with the Year 2000 issue. It was determined that certain of the Company's current information technology systems are not Year 2000 compliant, and accordingly, management developed a Year 2000 plan that addresses these issues. The Year 2000 plan includes the complete replacement of the Company's information technology system with an integrated system that is Year 2000 compliant. To date, the Company has acquired the new integrated system and is in the process of implementing the system which is expected to be completed in June 1999. There were no critical noninformation technology systems identified which are not Year 2000 compliant. The Company's Year 2000 plan also includes contacting its major suppliers and other significant third parties with which it does business to obtain their assurance of Year 2000 compliance. This phase of the Company's Year 2000 plan is expected to be completed by June, 1999.

         To date, the Company has spent approximately $200,000 on the Year 2000 issue and believes that the remaining potential cost related to the Year 2000 issue will be less than $25,000. Steel City's new system is expected to provide other important operating benefits as compared with its former system.

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