Form 10-K405
period 1999-02-28
STEEL CITY PRODUCTS INC
filed 1999-06-01
CIK 46535

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________ to ___________

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value at May 1, 1999 of the voting stock held by non-affiliates of the registrant: $96,522

At May 1, 1999 the registrant had 3,238,061 shares of Common Stock outstanding.

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

         The operations of SCPI comprise the distribution of automotive parts and accessories under the name "Steel City Products". In 1996, SCPI established a division to distribute non-food pet supplies.

FORMATION OF OAKHURST COMPANY, INC.

         Oakhurst Company, Inc. ("Oakhurst") was formed as part of a merger transaction in 1991, in which SCPI became a majority-owned subsidiary of Oakhurst. In accordance with the merger agreement, Oakhurst owns 10% of the outstanding common stock of SCPI and all of the SCPI Series A Preferred Stock, with the result that the aggregate fair market value of SCPI's common stock and Series A Preferred Stock owned by Oakhurst is equal to approximately 90% of the aggregate fair market value of all the issued and outstanding capital stock of SCPI; consequently, Oakhurst owns 90% of the voting stock of SCPI.

         Pursuant to the merger, SCPI became a special, limited purpose subsidiary that concentrates on its historical distribution business, while any future growth and expansion opportunities are expected to be pursued by Oakhurst or its subsidiaries. Because Oakhurst's ownership of SCPI is primarily in the form of preferred stock, Oakhurst retains the value of SCPI, and Oakhurst's income from SCPI is determined by the Series A Preferred stock dividends. Oakhurst's ownership of SCPI facilitates the preservation and utilization of SCPI's and Oakhurst's net operating tax loss carry-forwards, which amount to approximately $154 million at February 28, 1999.

OPERATIONS

         SCPI primarily distributes automotive accessories. These products include functional and decorative car and truck accessories (such as floor mats, seat covers, mirrors, running boards, lights and wheel covers) car care products (including waxes and paints) chemicals (such as antifreeze, windshield washer fluid and motor oil) and car repair and maintenance items (including spark plugs, windshield wipers, and air and oil filters). In fiscal 1997, SCPI introduced non-food pet supplies to its merchandise selection. Although pet supplies are not typical of SCPI's historical merchandise mix, management determined that the availability of existing customers which sell both pet supplies and automotive accessories, combined with SCPI's distribution expertise and infrastructure, offered an opportunity to increase sales by opening a pet supplies division. SCPI's operations were conducted from the same facility in Pittsburgh until December 1997, when the building was sold, and SCPI's operations were moved to a newer, leased facility in McKeesport, Pennsylvania.

         Certain of SCPI's business is performed on a service basis, which involves visits by its sales personnel to customers' stores to count and re-order merchandise; generally, these re-orders are transmitted electronically to SCPI's offices in McKeesport. Certain customers electronically transmit their orders to SCPI's headquarters. Because many orders are generated electronically and are shipped within a few days of receipt, the size of SCPI's order backlog is not relevant to an understanding of the business. Shipments are either made directly to each of the customers' stores or are pre-packed for onward shipment to stores by the retailers' own distribution centers. SCPI also provides price ticketing and associated services to those of its customers who request such services.

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

         SCPI generally carries in inventory only those products that its customers have identified as necessary for their own merchandising needs, and does not acquire significant quantities of other merchandise.

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

         SCPI's pet supply business experiences different seasonal trends from its automotive business, but the effect of this is not expected to be material until this business more fully develops.

         SCPI's needs for working capital are affected by these seasonal fluctuations (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

Customer Base

         SCPI's customers include general merchandise retail chains, automotive specialty stores, supermarket chains, hardware stores, variety stores and other automotive accessory distributors. Most customers are based in the northeastern United States, although stores operated by some customers are located outside of that area. There are no foreign sales.

         SCPI's customers are continually affected by changes in the retail environment, including the competitive pressures facing regional mass merchandisers and the growing influence of national automotive specialty chains. These have led to fluctuations in the level of business that SCPI enjoys with individual customers. Some customers have changed their buying practices to acquire certain merchandise direct from manufacturers rather than through distributors such as SCPI.

         In its efforts to offset these trends, SCPI has added new customers, expanded its product offerings to certain customers, enlarged the territory that it serves and introduced new categories of products. These efforts have helped to stabilize SCPI's customer base. As such, sales in fiscal 1999 increased slightly from sales in fiscal 1998 and 1997. SCPI continues to pursue new customer relationships that, if concluded, could increase sales in fiscal 2000; however, there can be no assurance that such new business can be secured.

         The following table shows sales to SCPI's customers that individually accounted for more than 10% of sales during any of the latest three fiscal years (dollars in thousands):

                           Fiscal Year Ended     Fiscal Year Ended   Fiscal Year Ended
                           February 28, 1999     February 28, 1998   February 28, 1997
                           ------------------    ----------------    -----------------
                                        % of                 % of                % of
                             Sales      Sales     Sales     Sales     Sales     Sales
                           --------    ------    -------    -----    -------    ------
         Ames              $1,955        11%     $2,178      12%     $2,290        13%

         None of SCPI's business is based on government contracts, and there are no long-term sales contracts with any customers.

Competition

         Both the automotive parts and accessories distribution industry and the non-food pet supply industry are highly competitive, with several similar companies operating in SCPI's market place, and many of SCPI's suppliers also offer their products directly to retailers. Management is unable to quantify SCPI's relative size in the distribution industry or in relation to its competitors. SCPI competes on the basis of the breadth of merchandise offered, price, level of service, order fill rates and order turnaround times. Management believes that SCPI's long history, good reputation, experienced management, product selection, pricing, service levels and high order fill rates enable it to compete favorably with other distributors.

Regulation

         SCPI's management does not anticipate that existing or known pending environmental legislation or other regulations will require major capital expenditures or will affect its operations.

Employees

         SCPI employs approximately 55 persons, of whom about 45 are employed in the headquarters office and distribution facility in McKeesport. Most of the others are field personnel. Senior executives, including Bernard H. Frank (a founder of Steel City Products in 1947) have many years of service with SCPI and some are employed under long-term contracts.

         Warehouse and certain office employees of SCPI are represented by Local 636 of the International Brotherhood of Teamsters. SCPI believes that it has experienced generally good labor relations, and no significant labor disputes have affected its business in recent years. Renewal negotiations of the union agreement have continued beyond its expiration in November 1995.

ITEM 2. PROPERTIES

         SCPI has operated its business from a leased, 67,000 square-foot building located in an industrial park in McKeesport, Pennsylvania since December 1997.

ITEM 3. LEGAL PROCEEDINGS

         There are no material legal proceedings pending against the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 1999.

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

     The Company's stock trades on the OTC Bulletin Board under the symbol "SCTP". The following table sets forth the high and low bid price for the Company's stock for the last two fiscal years.

                       Fiscal 1999                            Fiscal 1998
             Quarterly High     Quarterly Low       Quarterly High   Quarterly Low
             --------------     -------------       --------------   -------------
Quarter 1        $0.03              $0.03                $0.08           $0.04
Quarter 2        $0.03              $0.03                $0.07           $0.03
Quarter 3        $0.02              $0.02                $0.06           $0.02
Quarter 4        $0.03              $0.03                $0.03           $0.03

         No common stock dividends were paid by SCPI during fiscal 1999, 1998 or 1997. Dividend payments are restricted by the covenants under the Company's line of credit agreement.

         Through its ownership of SCPI, primarily in the form of Series A Preferred Stock, Oakhurst controls the Company and receives substantially all of the benefit of the Company's operations through the right to receive preferred stock dividends, which are required to be paid before any common stock dividends may be paid.

         There were approximately 3,800 holders of record of SCPI's common stock on May 1, 1999.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial and other data of Steel City Products, Inc. and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, and with the Financial Statements and related Notes.


                                                  FEBRUARY 28,    FEBRUARY 28,    FEBRUARY 28,    FEBRUARY 29,     FEBRUARY 28,
                                                      1999         1998 (a)(b)      1997 (a)        1996 (a)          1995 (a)
                                                  ------------    ------------    ------------    ------------    ------------
                                                            (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
OPERATING RESULTS:
Sales .........................................   $     18,092    $     17,879    $     18,031    $     24,647    $     27,335
                                                  ============    ============    ============    ============    ============

Income (loss) income from continuing
       operations before income taxes .........   $        161    $      1,395    $       (249)   $       (255)   $      1,284

Current income tax (expense) benefit ..........             (8)           --                (9)            136             (87)
Deferred income tax expense (d) ...............                         (1,000)         (1,093)         (1,500)           (339)
                                                  ------------    ------------    ------------    ------------    ------------
Income (loss) from continuing operations ......            153             395          (1,351)         (1,619)            858

Income from discontinued operations (e) .......           --              --              --                43              90

Series A Preferred Stock dividends (c) ........         (1,014)         (1,014)         (1,014)         (1,016)         (1,019)
                                                  ------------    ------------    ------------    ------------    ------------

Net loss attributable
          to common stockholders ..............   $       (861)   $       (619)   $     (2,365)   $     (2,592)   $        (71)
                                                  ============    ============    ============    ============    ============

BASIC AND DILUTED PER SHARE AMOUNTS:
Income (loss) from continuing operations
       after preferred stock dividends ........   $      (0.27)   $      (0.19)   $      (0.73)   $      (0.80)   $      (0.06)
Income from discontinued operations (e) .......           --              --              --              0.01            0.03
                                                  ------------    ------------    ------------    ------------    ------------

Net loss attributable
       to common stockholders .................   $      (0.27)   $      (0.19)   $      (0.73)   $      (0.79)   $      (0.03)
                                                  ============    ============    ============    ============    ============

BALANCE SHEET STATISTICS:
Total assets ..................................   $     15,285    $     14,421    $     15,589    $     14,919    $     19,477
Long-term obligations .........................   $      3,029    $      2,132    $      3,581    $      2,216    $      2,718
Series A Preferred Stock face value (c) .......   $     10,135    $     10,135    $     10,135    $     10,135    $     10,135


(a) In fiscal 1999, SCPI elected to change its method of inventory reporting from LIFO to FIFO. The above data for fiscal 1998, 1997, 1996 and 1995 has been restated to reflect this change as if it had occurred at the beginning of fiscal 1995. See Note 1 to the Financial Statements.


(b) In fiscal 1998, SCPI sold its 88,000 square foot warehouse in Pittsburgh, Pennsylvania for a gross sale price of approximately $2.8 million in cash. SCPI recognized a pre-tax gain of approximately $1.8 million in connection with the sale. See Note 4 to the Financial Statements.


(c) The Series A Preferred Stock has a dividend rate of $0.5228 per share and is redeemable at SCPI's option at $5.2282 per share plus any cumulative dividends in arrears. Through fiscal 1999, dividends of approximately $8.2 million have accumulated since the effective date of the merger; of this amount, approximately $2.8 million and $786,000 were declared by the Company's Board of Directors in fiscal 1995 and 1993, respectively, and approximately $4.6 million of undeclared dividends in arrears are outstanding as of February 28, 1999. In accordance with the merger agreement with Oakhurst, a revaluation of the Company was completed as of fiscal 1994 that resulted in a reduction in the number of Series A Preferred shares outstanding. Revaluations required subsequent to fiscal 1994 have not yet been completed. Management expects that such revaluations, when complete, will result in a cumulative decrease in the valuation of SCPI, and that additional Series A Preferred shares outstanding and related dividends may be canceled once such valuations are complete. See Note 2 to the Financial Statements.

(d) Results for fiscal 1998, 1997 and 1996 include non-cash deferred tax charges of $1 million, $ 1.2 million and $1.5 million, respectively, relating primarily to increases in the Company's valuation allowance of its deferred tax asset (see Note 7 to the Financial Statements).

(e) In fiscal 1991, SCPI sold its Retail Division to RAC as discussed in Note 8 to the Financial Statements. SCPI remained contingently liable for most mortgage debt, and for many lease obligations of the Retail Division following the sale. RAC was forced into bankruptcy in March 1991. RAC's Reorganization Plan (the "RAC Plan") contained provision for releases in favor of SCPI together with an injunction against further actions by contingent creditors against SCPI. Accordingly, SCPI was released from further liability except for payment of the Creditor Notes as further described in Notes 5 and 8 to the Financial Statements.




    The accompanying notes are an integral part of these financial statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         SCPI is a special, limited purpose, majority-owned subsidiary of Oakhurst. SCPI is expected to concentrate on its historical distribution business, while any future growth and expansion opportunities are to be pursued by Oakhurst or its subsidiaries. Through Oakhurst's ownership of SCPI, primarily in the form of preferred stock, Oakhurst retains substantially all the value of SCPI, and receives substantially all of the benefit of operations through dividends on the preferred stock. Oakhurst's ownership of SCPI is designed to facilitate the preservation and utilization of SCPI's and Oakhurst's net operating tax loss carry-forwards which amount to approximately $154 million at February 28, 1999.

LIQUIDITY AND CAPITAL RESOURCES

FINANCING AND LINE OF CREDIT

         In addition to cash derived from operations, SCPI's liquidity and financing requirements are determined principally by the working capital needed to support its level of business, together with the need for capital expenditures and the cash required to repay its debt. SCPI also receives cash payments pursuant to a note receivable from Oakhurst. SCPI's working capital needs fluctuate primarily in relation to the amounts of inventory it carries which can change seasonally, the size and timeliness of payment of receivables from its customers to which from time to time SCPI grants extended payment terms for their seasonal inventory build-ups and the amount of credit extended to SCPI by its suppliers. At February 28, 1999, SCPI's debt primarily consisted of the Creditor Notes (see below) and revolving debt of $2.8 million under a credit agreement that is cross collateralized with Oakhurst, and is largely offset by receivables from Oakhurst for advances made by SCPI that bear interest at the same rate as the revolving debt.

         In March 1996, Oakhurst obtained financing from an institutional lender (replacing its then existing credit arrangement) that provided a total facility for Oakhurst and its subsidiaries of $9.5 million, comprised of a SCPI term loan of $1.5 million (the "Fixed Asset Loan") and a maximum revolving credit facility of $8 million (the "Revolver") (collectively, the "Credit Facility"). The Credit Facility requires that any loans be made directly to Oakhurst's subsidiaries, including SCPI. The initial funding of the Revolver resulted in a loan to SCPI of approximately $2.1 million. SCPI immediately advanced these funds to Oakhurst to enable it to repay a portion of the amounts outstanding under the previous revolving debt. The advance bears interest at the same rate as the Credit Facility.

         Borrowings under the Credit Facility bear interest at the higher of the Citibank N.A. base rate plus 1.5%, or $5,000 per month, and borrowings under the Revolver are subject to a borrowing base that is calculated according to defined levels of Oakhurst's subsidiaries' accounts receivable and inventories. The Credit Facility contains certain restrictive financial and non-financial covenants, including the maintenance of defined subsidiary tangible net worth levels and consolidated current ratios, and limitations on common stock cash dividends. The Credit Facility is secured by the accounts receivable, inventories, and fixed assets of Oakhurst's subsidiaries.

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

         In part to substantially reduce its overall debt level, in December 1997 SCPI sold its 88,000 square foot warehouse in Pittsburgh, Pennsylvania for a gross sales price of approximately $2.8 million in cash. Accordingly, in the fourth quarter of fiscal 1998 SCPI recorded a pre-tax gain of approximately $1.8 million in connection with the sale. After repayment of the Fixed Asset Loan secured by the property, the net proceeds of approximately $1.6 million were used to cover the expenses of moving to newer, leased premises comprising approximately 67,000 square feet, to make certain improvements to such premises, to increase SCPI's levels of working capital and to reduce the Revolver.

         In March 1999, the Credit Facility was renewed to April 2000 and amended to increase certain borrowing base percentages, increase the interest rate to Citibank N.A. base rate plus 2%, and amend the financial covenants to include a minimum levels of Earnings before interest, taxes, depreciation and amortization ("EBITDA").

         At February 28, 1999, SCPI held a promissory note receivable from Oakhurst (the "Oakhurst Note") (see Note 3 to the Consolidated Financial Statements) that was issued in connection with acquisitions made by Oakhurst, with a remaining balance of approximately $700,000. The Oakhurst Note bears interest at the prime rate plus 1.5% and provides for eight quarterly installments of principal and interest of $96,000 each through March 31, 2000.

         In October 1998, SCPI obtained a low-interest loan from the Redevelopment Authority of the City of McKeesport (the "Subordinated Loan"). The Subordinated Loan, which is subordinated to the Credit Facility, was in the amount of $98,000 and bears interest at the rate of 5% per annum. The loan is to be repaid in monthly installments through October 2003.

         The Creditor Notes were issued by SCPI in connection with the bankruptcy of Retail Acquisition Corp., (the "Creditor Notes") (see Note 8 to the financial statements). The Creditor Notes have been discounted using an imputed interest rate of 7.5%.

         Management believes that the Revolver will provide adequate funding for SCPI's working capital requirements for the next twelve months assuming no material deterioration in current sales or gross profit margins. At the present time, Oakhurst's ability to repay advances from SCPI is dependent on the operating results of one of Oakhurst's other subsidiaries and on financing available to that subsidiary, and Oakhurst's continued ability to repay such loans and advances will depend on an improvement in the results of operations of such subsidiary.

CAPITAL EXPENDITURES AND YEAR 2000

          The Company has no outstanding significant commitments for capital expenditures.

         In fiscal 1998, management undertook an extensive review and evaluation of the Company's critical operating systems to determine whether they are year 2000 compliant. It was determined that the certain of the Company's current software programs are not year 2000 compliant, and accordingly, management developed a Year 2000 plan to address this issue. The Year 2000 Plan includes the complete replacement of SCPI's current management information system with a newer, integrated system that is year 2000 compliant. To date, the Company has acquired and is in the process of implementing the new system which is expected to be completed in June 1999. There were no critical non-information technology systems identified which are not Year 2000 compliant. The Company's Year 2000 Plan also includes contacting its major suppliers and other significant third parties with which it does business to obtain their assurance of Year 2000 compliance. This phase of the Company's Year 2000 plan is also expected to be completed by June 1999.

         To date, the Company has spent approximately $210,000 on the Year 2000 compliance and believes that the remaining potential cost will be less than $25,000. SCPI's new system is expected to provide other important operating benefits as compared with its former system.

         Although the Company has developed and expects to execute the plan described above, due to inherent uncertainty and complexity involved with Year 2000 issues, there can be no assurance that the Company will address all of its aspects. The Company has not established a contingency plan and currently does not intend to create one given the nature of the Company's business.

         The Company believes that only minor and temporary interruptions in service may be experienced by itself, its customers or its suppliers regarding Year 2000 issues. In the worst case, SCPI would be able to continue to conduct its business through the use of manual systems.

TAX LOSS CARRY-FORWARDS

         At February 28, 1999, SCPI and Oakhurst had net operating tax loss carry-forwards (the "Tax Benefits") of approximately $154 million, which expire in the years 2001 through 2012, which shelter most of SCPI's income from federal income taxes. A change in control of SCPI or Oakhurst in any three-year period exceeding 50% may lead to the loss of the majority of the Tax Benefits. In order to reduce the likelihood of such a change of control occurring, SCPI's and Oakhurst's Certificates of Incorporation include restrictions on the registration of transfers of stock resulting in, or increasing, individual holdings exceeding 4.5% of each company's common stock.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In fiscal 1999 and 2000 SCPI has adopted or plans to adopt new accounting pronouncements issued by the Financial Accounting Standards Board and the American Institute of Certified Public Accountants. None of these pronouncements are expected to have a significant impact on the Company's financial position or results of operations. See Note 1 of the accompanying Notes to the Financial Statements for further information.

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

RESULTS OF OPERATIONS

         Results of operations include the results of SCPI's operating division, Steel City Products, a distributor of automotive parts and accessories and of non-food pet supplies, based in McKeesport, Pennsylvania.

Fiscal Year Ended February 28, 1999 Compared with Fiscal Year Ended February 28, 1998

         Compared with the prior year, sales increased by $211,000. Sales to existing automotive customers decreased by $718,000, primarily as a result of bankruptcies, downsizing and competitive pressures encountered by certain of SCPI's customers. This was partially offset by sales to new automotive customers of approximately $458,000 and by sales of pet supplies.

         Sales of non-food pet supplies were $2.0 million in fiscal 1999, compared with $1.4 million in the prior year. Sales of pet supplies to new customers accounted for approximately $473,000 of the increase.

         Gross profits decreased by $181,000 in fiscal 1999 compared with the prior year, due to a decrease in gross margin of 1.1% and an increase in buying and occupancy expenses of $29,000. The decrease in gross margin was largely attributable to several sales promotions during the second quarter of the current year. The increase in buying and occupancy expenses resulted from costs related to operating from rented facilities in the current year, while in the prior year operations were conducted from an owned warehouse that was sold in December 1997.

         Operating, selling and administrative expenses decreased by $362,000 when compared with the prior year, resulting from lower management fees paid to Oakhurst of $213,000, which included a non-recurring fee last year rendered in connection with the sale of the building, lease negotiations, and the transfer of SCPI's operations to a new facility in the prior year. There were also moving expenses incurred last year and a reduction of $37,000 in general office expense in the current year.

         There was a decrease in the provision for doubtful accounts in the current year of $112,000 compared to the prior year due to the bankruptcy of one of the Company's customers last year.

         Interest expense decreased by $106,000, primarily due to SCPI's repayment of a term loan in December 1997.

Fiscal Year Ended February 28, 1998 Compared with Fiscal Year Ended February 28, 1997

         Compared with the prior year, sales decreased by $152,000. Sales to existing automotive customers decreased by $2.9 million, primarily as a result of bankruptcies, downsizing and competitive pressures encountered by certain of SCPI's customers. This was partially offset by sales to new automotive customers of approximately $1.6 million and by sales of pet supplies.

         Sales of non-food pet supplies were $1.4 million in fiscal 1998, compared with $157,000 in the prior year; sales of pet supplies first began in the second quarter of the prior year.

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

         Compared with the prior year, there was an increase in the provision for doubtful accounts of $168,000, related to the bankruptcies and liquidations of certain of the Company's customers, whereas the prior year reflected a net recovery on a previously reserved doubtful account.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         SCPI is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company's policies do not permit active trading of, or speculation in, derivative financial instruments. The Company's primary market risk exposure relates to interest rate risk. SCPI manages its interest rate risk by attempting to balance its exposure between fixed and variable rates while attempting to minimize its interest costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Independent Auditors' Report.......................................................        F-1

         Balance Sheets: February 28, 1999 and February 28, 1998............................        F-2

         Statements of Operations for the fiscal years ended
           February 28, 1999,  February 28, 1998 and February 28, 1997......................        F-3

         Statements of Stockholders' Equity for the fiscal years ended
           February 28, 1999,  February 28, 1998 and February 28, 1997 .....................        F-4

         Statements of Cash Flows for the fiscal years ended
            February 28, 1999,  February 28, 1998 and February 28, 1997 ....................        F-5

         Notes to Financial Statements......................................................        F-6

         Financial Statement Schedules for the fiscal years ended February 28, 1999, February 28, 1998 and February 28, 1997:

             Schedule II - Valuation and Qualifying Accounts................................        F-14


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The by-laws of the Company currently provide for such number of directors (but no less than five) as is determined from time to time by the Board of Directors. In December 1998 the Board voted to increase the number of directors from six to seven. The following table lists the names and ages (at May 1, 1999) of the directors, and the year in which each was first elected a director of the Company or its predecessor.


                                                                      DIRECTOR
NAME                                                    AGE            SINCE
----                                                    ---           --------
John D. Abernathy                                        62             1996
Terrance W. Allan                                        45             1993
Mark Auerbach                                            61             1996
Robert M. Davies                                         48             1989
Bernard H. Frank                                         78             1993
Maarten D. Hemsley                                       49             1998
Joel S. Lever                                            47             1996

BUSINESS HISTORY OF DIRECTORS

            Messrs. Frank and Allan have been executives of the Company for more than the last five years. Mr. Frank is a founder of the business and has been associated with it for almost 50 years. For more than the last five years, Mr. Frank has been Chief Executive Officer and in May 1994, he was elected Executive Vice President of the Company's parent, Oakhurst Company, Inc. ("Oakhurst"). Mr. Allan has been with the Company since 1987 and was elected Executive Vice President in January 1993.

            Mr. Abernathy. Mr. Abernathy has been Executive Director of Patton Boggs, LLP, a Washington DC law firm, since January 1995. From March 1991 to February 1994 he was the Managing Director of Summit, Solomon & Feldesman, a New York City law firm and from July 1983 until June 1990, Mr. Abernathy was Chairman and Chief Executive Partner of BDO Seidman, a public accounting firm. Mr. Abernathy is a director of Barringer Technologies, Inc., a manufacturer of high sensitivity analytical instruments for chemical sensing and also serves as a director of Oakhurst. Mr. Abernothy is a certified public accountant.

            Mr. Auerbach. Mr. Auerbach was Chairman, President and Chief Executive Officer of Oakhurst from December 1995 to May 1997 and was Chief Financial Officer of the Company and of Oakhurst from December 1995 to December 1998. He has also been Senior Vice President and Chief Financial Officer since April 1993 of Central Lewmar, L.P., a fine paper merchant. From September 1992 until April 1993, he was a partner of Marron Capital, L.P., an investment banking company. Prior to that, he was President, Chief Executive Officer and Chairman of the Board of Implant Technology, Inc., a manufacturer of artificial hip systems, from 1990 to 1992. He is a director of Pharmaceutical Resources, Inc., a generic drug manufacturer and continues to serve as a director of Oakhurst. Mr. Auerbach is a certified public accountant.

            Mr. Davies. Mr. Davies has been Chairman and Chief Executive Officer of Oakhurst since May 1997 and was its President from May 1997 to January 1999. Mr. Davies was a Vice President of Wexford Capital Corporation, which acts as the investment manager to several private investment funds from 1994 to March 1997. From November 1995 to March 1997 Mr. Davies also served as Executive Vice President of Wexford Management LLC, a private investment management company. From September 1993 to May 1994 he was a Managing Director of Steinhardt Enterprises, Inc., an investment banking company, and from 1987 to August 1993, he was Executive Vice President of The Hallwood Group Incorporated, a merchant banking firm. Mr. Davies serves as a director of Industrial Acoustics Company, Inc., a New

York based engineered products group specializing in noise control products and systems, and of Maxicare Health Plan, Inc., a health maintenance organization based in California. Mr. Davies is also a managing director of Menai Capital, L.L.C., a financial consultancy firm.


            Mr. Hemsley. Mr. Hemsley was re-elected to the Board of Directors of the Company and of Oakhurst in December 1998. He had been an employee of SCPI or Oakhurst for many years prior to 1995. In December 1995, he resigned his positions with SCPI and Oakhurst and served as a consultant to SCPI and Oakhurst through his wholly-owned company, Bryanston Management, Ltd. Mr. Hemsley currently serves as President, Chief Operating Officer and Chief Financial Officer of Oakhurst and is Chief Financial Officer of SCPI. Mr. Hemsley has been President of Bryanston Management, Ltd., a financial consultancy firm, since 1993. He serves as a director of Industrial Acoustics Company, Inc., a New York based engineered products group specializing in noise control products and systems. Mr. Hemsley also serves as a managing director of Menai Capital, L.L.C., which provides financial and investment consultancy services primarily to corporations, including Oakhurst's wholly-owned subsidiary, Oakhurst Technology, Inc.


            Mr. Lever. Mr. Lever has been associated with the law firm of Kurzman & Eisenberg or its predecessor since 1980, and became a member of the firm in 1984. Mr. Lever specializes in transactional business matters with particular emphasis on fine arts publishing, distribution and investment, and the sale and acquisition of commercial real estate entities. Prior to 1980, Mr. Lever was an Assistant District Attorney for Kings County, New York. Mr. Lever is also a director of Oakhurst, as well as a director of several private companies.


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

            Based solely on a review of those reports and amendments thereto furnished to the Company during its most recent fiscal year or written representations by Insiders that no Forms 5 were required to be filed, the Company believes that during the fiscal year ended February 28, 1999 all Section 16(a) filing requirements applicable to the Company's Insiders were satisfied.


ITEM 11.  EXECUTIVE COMPENSATION.

            This item contains information about compensation, stock options grants and employment arrangements and other information concerning certain of the executive officers and the directors of the Company.

SUMMARY COMPENSATION TABLE

            The following table sets forth the compensation the Company paid or accrued for services rendered in the Company's 1999, 1998 and 1997 fiscal years by the Chief Executive Officer and the only other executive officer of the Company whose compensation exceeded $100,000 in fiscal 1999 and who was serving at the end of the 1999 fiscal year.


                                          Annual Compensation                       Long Term Compensation Awards
                                    ------------------------------------------   -----------------------------------------
                                                                     Other
                                                                     Annual         Securities             All
                                                                    Compen-         Underlying            Other
        Name and Principal                    Salary    Bonus        sation           Options**       Compensation
              Position              Year       ($)       ($)          ($)*               (#)               ($)
--------------------------------------------------------------------------------------------------------------------------

Bernard H. Frank (1)                1999     110,000     6,250         --                  --             13,908,(2)
Chairman & Chief Executive Officer  1998      50,050     7,364         --                  --             13,908
                                    1997      50,243    16,000         --              68,327             13,908

Terrance W. Allan                   1999     115,001        --         --                  --                 --
Executive Vice President            1998     115,001    15,000         --                  --                 --
                                    1997     126,490    14,000         --              24,333                 --


-----------------

* Excludes perquisites and other personal benefits if the aggregate amount of such items of compensation was less than the lesser of either $50,000 or 10% of the total annual salary and bonus of the named executive officer.

** These options relate to shares of Oakhurst Company, Inc. ("Oakhurst"), not the Company.

(1) Mr. Frank, who is also Executive Vice President of Oakhurst, and Mr. Allan are compensated only by the Company except with respect to stock options and stock awards.

(2) This amount consists of $6,504, $5,508 and $1,896 that Mr. Frank received under three substantially identical agreements amended in 1987 in consideration of the waiver by Mr. Frank of his bankruptcy claims for annuity rights in the Company's predecessor's bankruptcy.

COMPENSATION AGREEMENTS

         Mr. Frank. In fiscal 1997, in light of the Company's financial performance, Mr. Frank voluntarily reduced his annual salary by 50%. In February 1998, Mr. Frank's annual base salary was set by agreement at $50,000; he was granted participation in a deferred compensation program commencing March 1, 1998 providing for the payment to him of $5,000 per month for twenty-four months to compensate him for the portion of his salary voluntarily foregone by him; and commencing March 1, 1998, Mr. Frank was made eligible to participate in a bonus program pursuant to which the Compensation Committee of the Board of Directors in its discretion and after reviewing the Company's performance and cash position may grant to him on a quarterly basis a bonus not to exceed $25,000 in the aggregate in any one fiscal year. In fiscal 1999, Mr. Frank was paid $6,250 in respect of this bonus plan.

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

         Mr. Allan. The Company has a three-year employment agreement with Mr. Allan (sometimes hereinafter referred to as the "executive") commencing September 1, 1993 that provides for a base salary of $115,050. The agreement provides for the payment of an annual management bonus based upon the defined profits of the Company's operating division. The aggregate amount of such management bonus payable each year to the executive and to all other executives is not to exceed 8% of such defined profits and the allocation thereof is made by the Compensation Committee of the Company based on recommendations of Mr. Frank as Chief Executive Officer. Mr. Allan is also entitled to an executive bonus calculated as a percentage of defined annual profits of the Company that exceed $2,000,000. The agreement was extended in September 1996 and is renewed on a year-to-year basis.

         In the event of non-renewal of the agreement, the executive is entitled to an aliquot portion of the bonus he would have earned during the year of non-renewal, since the contract year does not coincide with the fiscal year of the Company. The agreement also provides that if the executive's employment terminates by reason of his death or disability, he is entitled to the greater of one years' salary or the salary for the balance of the term of the agreement and the management bonus that would otherwise have been paid to him. If the executive's employment is otherwise terminated without cause, he is entitled to his salary and bonuses for the greater of one year or the balance of the term of the agreement.

         The agreement provides for a car allowance, and the executive is eligible to participate in all defined contribution plans, survivor and supplemental benefits, short and long-term disability benefits, and all other benefit plans and perquisites available now or in the future to the senior executives of the Company.

         The agreement also provides for certain termination rights in the event of a change in control of the Company. Change in control is defined to include certain changes in the make-up of the Company's board of directors or a sale of the Company's assets or business. The executive has the right to terminate his employment within a defined period (ranging up to one year) following a change in control and (i) to be paid his base salary for a period of up to 24 months following such termination; (ii) to continue to receive for a like period the benefits that he is entitled to receive under his agreement and (iii) to be paid 25% of base salary in lieu of all bonus entitlement. The agreement also provides for substantially the same payments and benefits in the event the executive's employment is terminated by the Company without cause as a result of a change in control. In the event of any termination other than for cause, or voluntary resignation in the absence of a change in control, the executive's options become fully exercisable for a period of seven months following termination. If a change in control had occurred on May 1, 1999, and if Mr. Allan had exercised his rights of termination, payments by the Company would have been approximately $302,500 in the aggregate.

STOCK OPTION GRANTS.

         During fiscal 1999 no option grants relating to the Company's shares were made to any of the named executives officers.

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         During fiscal 1999, no options were exercised by any of the named executive officers.

         The following table sets forth certain information at February 28, 1999, the Company's fiscal year end, based upon (i) the average of the bid and ask price per share of the Company's common stock ($0.03) on that date, and (ii) the closing price per share of Oakhurst's common stock, ($1.56) on that date, as they relate to stock options held at that date by each of the individuals named in the Summary Compensation

Table. The "value" of unexercised in-the-money options is the difference between the market value of the common stock subject to the options at February 28, 1999 and the exercise (purchase) price of the option shares.

                                             Number of Securities               Value of Unexercised
                                            Underlying Unexercised             in-the-Money Options at
                                           Options at Fiscal Year End              Fiscal Year End
Name                                      Exercisable     Unexercisable      Exercisable      Unexercisable
----                                      -----------     -------------      -----------      -------------
THE COMPANY'S COMMON STOCK

Bernard H. Frank....................         23,141            --                 --                --
Terrance W. Allan...................          9,257            --                 --                --

OAKHURST COMMON STOCK

Bernard H. Frank....................         68,327            --               $6,200              --
Terrance W. Allan...................         29,331            --               $4,650              --

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1999.

         This report has been prepared by the Compensation Committee of the Board of Directors of the Company and addresses the Company's compensation policies with respect to the Chief Executive Officer and executive officers of the Company in general for the 1999 fiscal year. Except for Mr. Frank, each member of the Committee is a non-employee director.


COMPENSATION POLICY

         The overall intent of the Committee in respect of executive officers is to establish levels of compensation that provide appropriate incentives in order to command high levels of individual performance and thereby increase the value of the Company to its stockholders, and that are sufficiently competitive to retain and attract the skills required for the success and profitability of the Company. The principal components of executive compensation are salary and bonus.


CHIEF EXECUTIVE OFFICER'S AND OTHER EXECUTIVE OFFICERS' COMPENSATION


         Each executive officer is compensated under a written employment agreement. The agreement was reviewed by Oakhurst's Compensation Committee and approved by the Company's Compensation Committee with Mr. Frank abstaining from voting on his own agreement.

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

         Bonuses. Bonus are paid pursuant to the terms of each executive officer's employment agreement described above under the heading "Compensation Agreements."



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

                             ----------------------

PERFORMANCE GRAPH

         The following graph assumes an investment of $100 on February 28, 1994 and compares annual changes thereafter in the market price of the Company's Common Stock with (i) the Dow Jones Global US Market Index (a broad market index), and (ii) the Dow Jones Retailers - Other Specialty Index, a group of companies whose marketing strategy is focused on a limited product line, such as automotive parts. Both indices are published in the Wall Street Journal.



                                    [CHART]



                                   1995           1996           1997           1998           1999

Steel City Products, Inc.          38.00          24.00          24.00          12.00          12.00
DJ Global US                       84.51         120.29         164.95         246.73         252.93
Dow Jones Retailers - Other        89.97          94.52         126.68         120.68          96.65

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT.

         The following tables set forth certain information regarding beneficial ownership of the Common Stock at May 1, 1999. Except as otherwise indicated in the footnotes, the Company believes that the beneficial owners of the Common Stock listed in this Item 12, based on information furnished by such owners, have sole investment and voting power with respect to the shares of Common Stock shown as beneficially owned by them.


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS

         This table sets forth certain information regarding beneficial ownership of the Common Stock by each person known by the Company to own beneficially more than 5% of the outstanding Common Stock.


Name and Address                                         Number of Shares of            Percentage of
of Beneficial Owner                                   Series A Preferred Stock               Class
-------------------                                   ------------------------          --------------
Oakhurst Company, Inc.                                        1,938,526                       100%
3513 Concord Pike Suite 3527
Wilmington, Delaware 19803




Name and Address                                        Number of Shares of             Percentage of
of Beneficial Owner                                         Common Stock                     Class
-------------------                                   ------------------------          --------------
Oakhurst Company, Inc.                                          286,955                      10.0%
3513 Concord Pike Suite 3527
Wilmington, Delaware 19803

----------------------



SECURITY OWNERSHIP OF MANAGEMENT

         This table sets forth information regarding beneficial ownership of the Company's Common Stock (including Common Stock issuable upon exercise of outstanding options) by each director, each executive officer named in the "Summary Compensation Table," in Item 11, above, and by all directors and executive officers of the Company as a group. The information has been furnished by the directors and officers of the Company themselves.
No director or officer owns any shares of Preferred Stock of the Company.






Name and Address                                                  Number of Shares           Percentage of
of Beneficial Owner                                               of Common Stock                Class
-------------------                                              ------------------          -------------
Bernard H. Frank..........................................            23,141 (1)                   *
Terrance W. Allan.........................................             9,257 (1)                   *
John D. Abernathy ........................................                -0-                     --
Mark Auerbach ............................................            16,662 (1)                   *
Joel S. Lever ............................................            40,819                     1.3%
Robert M. Davies..........................................                -0-                     --
Maarten D. Hemsley........................................            77,138 (1)                 2.3%

All directors and.........................................
executive officers as a group, 5 persons..................           126,198 (1)                 5.0%

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

     1.  Financial Statements:

         Independent Auditors' Report

         Balance Sheets: February 28, 1999 and February 28, 1998

         Statements of Operations for the fiscal years ended February 28, 1999, February 28, 1998, and February 28, 1997

         Statements of Stockholders' Equity for the fiscal years ended February
              28, 1999, February 28, 1998, and February 28, 1997

         Statements of Cash Flows for the fiscal years ended February 28, 1999, February 28, 1998, and February 28, 1997

         Notes to Financial Statements


     2. The following Financial Statement Schedules for the fiscal years ended February 28, 1999, February 28, 1998, and February 28, 1997 are submitted herewith:

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

      /*10.1          Employment Agreement with Bernard H. Frank dated as of
                      April 1, 1998.

      /10.2 Employment Agreement with Terrance W. Allan dated as of September 1, 1993 (filed as Exhibit 10.3 to the Company's Annual Report of Form 10-K for the fiscal year ended February 26, 1994).

      /10.4 Form of Option Agreement dated August 29, 1991 with directors and executive officers (filed as Exhibit 10(t) to the Company's Annual report on Form 10-K for the fiscal year ended February 29, 1992).

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

      10.7 Combined and Amended Promissory Note between Steel City Products, Inc. and Oakhurst Company, Inc., dated March 28, 1996, (filed as exhibit #10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29,
                      1996).

      10.8 Trademark & Trade Name License Agreement between Oakhurst Holdings, Inc. and Steel City Products, Inc., dated August 16, 1995, (filed as exhibit #10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29,
                      1996).

      /10.9 Corporate Services Agreement between Steel City Products, Inc. and Oakhurst Management Corporation dated June 1, 1995, (filed as exhibit #10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29,
                      1996).

      10.10 Agreement of Sale and Purchase by and between Steel City Products, Inc. and Bearing Service Company of Pennsylvania dated as of August 18, 1997, (filed as exhibit #10 to the Company's Form 10-Q for the quarter ended August 31,
                      1997).

      10.11 Addendums to the Agreement of Sale and Purchase by and between Steen City Products, Inc. and Bearing Service company of Pennsylvania dated October 18, 1997, and December 17, 1997, respectively, (filed as exhibit #10 to the Company's Form 10-Q for the quarter ended November 30,
                      1997).

      10.12 Lease agreement by and between Regional Industrial Development Corporation of Southwestern Pennsylvania and Steel City Products, Inc., dated November 11, 1997- (filed as exhibit #10 to the Company's Form 10-K for the year ended February 28, 1998)

      *18.1           Letter regarding change in accounting principle


      *27             Financial Data Schedule (EDGAR transmission only).

      *27.1 Restated Financial Data Schedule for the quarter ended November 30, 1998 (filed as exhibit #27 to the Company's Form 10-Q for the quarter ended November 30, 1998) (EDGAR transmission only).

      *27.2 Restated Financial Data Schedule for the quarter ended August 31, 1998 (filed as exhibit #27 to the Company's Form 10-Q for the quarter ended August 31, 1998) (EDGAR transmission only).

      *27.3 Restated Financial Data Schedule for the quarter ended May 31, 1998 (filed as exhibit #27 to the Company's Form 10-Q for the quarter ended May 31, 1998) (EDGAR transmission only).

      *27.4 Restated Financial Data Schedule for the year ended February 28, 1998 (filed as exhibit #27 to the Company's Form 10-K for the year ended February 28, 1998) (EDGAR transmission only).

      *27.5 Restated Financial Data Schedule for the quarter ended November 30, 1997 (filed as exhibit #27 to the Company's Form 10-Q for the quarter ended November 30, 1997) (EDGAR transmission only).

      *27.6 Restated Financial Data Schedule for the quarter ended August 31, 1997 (filed as exhibit #27 to the Company's Form 10-Q for the quarter ended August 31, 1997) (EDGAR transmission only).

      *27.7 Restated Financial Data Schedule for the quarter ended May 31, 1997 (filed as exhibit #27 to the Company's Form 10-Q for the quarter ended May 31, 1997) (EDGAR transmission only).

      *27.8 Restated Financial Data Schedule for the year ended February 28, 1997 (filed as exhibit #27 to the Company's Form 10-K for the year ended February 28, 1997) (EDGAR transmission only).

-----------------

  /Management contract or compensatory plan or arrangement.

  * Filed herewith


(b) Reports on Form 8-K:

    No Reports on Form 8-K were filed during the last quarter of the fiscal year ended February 28, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             STEEL CITY PRODUCTS, INC.


Dated: May 26, 1999                          By:  /s/ Bernard H. Frank
                                                -----------------------------
                                             Bernard H. Frank, Chief Executive
                                             Officer (duly authorized officer)


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


SIGNATURES                                                   TITLES                          DATE
----------                                                   ------                          ----
       /s/   Bernard H. Frank                                Chairman of the Board               May 26, 1999
--------------------------------------------------           Chief Executive Officer
              Bernard H. Frank                               Director (principal
                                                             executive officer)


      /s/    Maarten D. Hemsley                              Chief Financial Officer             May 26, 1999
-------------------------------------------------            (principal financial and
Maarten D. Hemsley                                           accounting officer)
                                                             Director



      /s/    Terrance W. Allan                               Executive Vice President            May 26, 1999
-------------------------------------------------            Director
Terrance W. Allan



      /s/    John D. Abernathy                               Director                            May 26, 1999
-------------------------------------------------
John D. Abernathy



      /s/    Mark Auerbach                                   Director                            May 26, 1999
-------------------------------------------------
Mark Auerbach



      /s/    Robert M. Davies                                Director                            May 26, 1999
-------------------------------------------------
Robert M. Davies



      /s/    Joel S. Lever                                   Director                            May 26, 1999
-------------------------------------------------
Joel S. Lever

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Steel City Products, Inc.:


We have audited the accompanying balance sheets of Steel City Products, Inc. as of February 28, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years ended February 28, 1999, 1998, and 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Steel City Products, Inc. as of February 28, 1999 and 1998, and the results of its operations and its cash flows for the years ended February 28, 1999, 1998, and 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, during the year ended February 28, 1999 Steel City Products, Inc. changed its method of accounting for inventory.



/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
May 21, 1999

                                      -F1-

                           STEEL CITY PRODUCTS, INC.
                                 BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                             ASSETS                                    FEBRUARY 28,   FEBRUARY 28,
                                                                                           1999          1998
                                                                                                     (AS RESTATED)
                                                                                       ------------  -------------

Current assets:
     Cash ..........................................................................     $      2      $      1
     Trade accounts receivable, less allowance of $244 and $355, respectively ......        2,173         2,698
     Notes receivable - Oakhurst Company, Inc. .....................................          328           293
     Inventories ...................................................................        3,947         3,951
     Other .........................................................................           82            50
                                                                                         --------      --------
                       Total current assets ........................................        6,532         6,993
                                                                                         --------      --------

Property and equipment, at cost ....................................................        1,128           951
     Less accumulated depreciation .................................................         (710)         (618)
                                                                                         --------      --------
                                                                                              418           333
                                                                                         --------      --------

Notes receivable - Oakhurst Company, Inc., long-term portion .......................          393           723
Advances to Oakhurst Company, Inc. .................................................        7,086         5,706
Other assets .......................................................................          856           666
                                                                                         --------      --------
                                                                                            8,335         7,095
                                                                                         --------      --------

                                                                                         $ 15,285      $ 14,421
                                                                                         ========      ========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..............................................................     $  3,935      $  3,926
     Accrued compensation ..........................................................          354           380
     Current maturities of long-term obligations ...................................          214           543
     Due to affiliate ..............................................................          643           462
     Other .........................................................................          129           150
                                                                                         --------      --------
                       Total current liabilities ...................................        5,275         5,461
                                                                                         --------      --------

Long-term obligations:
     Long-term debt ................................................................        2,786         2,070
     Other long-term obligations ...................................................          243            62
                                                                                         --------      --------
                                                                                            3,029         2,132
                                                                                         --------      --------
Commitments and contingencies

Stockholders' equity:
     Preferred stock, par value $0.01 per share; authorized
        5,000,000 shares, issued 1,938,526 shares;
        liquidation preference $10,135 .............................................           19            19
     Common stock, par value $0.01 per share; authorized
        5,000,000 shares; issued 3,238,061 shares ..................................           32            32
     Additional paid-in capital ....................................................       43,824        43,824
     Deficit (Reorganized on August 26, 1989) ......................................      (36,893)      (37,046)
     Treasury stock, at cost, 207 common shares ....................................           (1)           (1)
                                                                                         --------      --------
                       Total stockholders' equity ..................................        6,981         6,828
                                                                                         --------      --------

                                                                                         $ 15,285      $ 14,421
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

                                     -F2-

                           STEEL CITY PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    FISCAL           FISCAL           FISCAL
                                                                  YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                                  FEBRUARY 28,     FEBRUARY 28,     FEBRUARY 28,
                                                                     1999             1998             1997
                                                                                  (AS RESTATED)    (AS RESTATED)
                                                                  -----------      -----------      -----------

     Sales ..................................................     $    18,092      $    17,879      $    18,031
     Other income ...........................................             738              584              613
                                                                  -----------      -----------      -----------
                                                                       18,830           18,463           18,644
                                                                  -----------      -----------      -----------
     Cost of goods sold, including occupancy and
         buying expenses ....................................          14,754           14,340           14,717
     Operating, selling and administrative expenses .........           3,795            4,150            3,951
     Provision for doubtful accounts, net of recoveries .....              26              138              (30)
     Interest expense .......................................             290              396              464
     Gain on the sale of real estate ........................              --           (1,760)              --
                                                                  -----------      -----------      -----------
                                                                       18,865           17,264           19,102
                                                                  -----------      -----------      -----------
     (Loss) income before undistributed earnings of
         investment in affiliate and income taxes ...........             (35)           1,199             (458)
                                                                  -----------      -----------      -----------
     Undistributed earnings of investment in affiliate ......             196              196              209
                                                                  -----------      -----------      -----------
     Income taxes:
         Current income tax expense .........................               8               --                9
         Deferred income tax expense ........................              --            1,000            1,093
                                                                  -----------      -----------      -----------
                                                                            8            1,000            1,102
                                                                  -----------      -----------      -----------
     Net income (loss) ......................................             153              395           (1,351)

     Effect of Series A Preferred Stock dividends ...........          (1,014)          (1,014)          (1,014)
                                                                  -----------      -----------      -----------
     Net loss attributable to common stockholders ...........     $      (861)     $      (619)     $    (2,365)
                                                                  ===========      ===========      ===========
     Basic and diluted per share amounts:
         Net loss attributable to common
            stockholders after preferred stock dividends ....     $     (0.27)     $     (0.19)     $     (0.73)
                                                                  ===========      ===========      ===========
     Weighted average number of shares outstanding
         used in computing per share amounts ................       3,238,061        3,238,061        3,238,061
                                                                  ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                                     -F3-

                           STEEL CITY PRODUCTS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                         (DOLLAR AMOUNTS IN THOUSANDS)


                                                                               ADDITIONAL   RETAINED
                                                    PREFERRED      COMMON       PAID-IN     EARNINGS       TREASURY
                                                     STOCK         STOCK        CAPITAL     (DEFICIT)       STOCK         TOTALS
                                                    --------      --------      --------     --------      --------      --------

BALANCE AT FEBRUARY 29, 1996 (AS RESTATED) ....     $     19      $     32      $ 43,824     $(36,090)     $     (1)     $  7,784

Net loss ......................................                                                (1,351)                     (1,351)
                                                    --------      --------      --------     --------      --------      --------
BALANCE AT FEBRUARY 28, 1997 (AS RESTATED) ....           19            32        43,824      (37,441)           (1)        6,433

Net income ....................................                                                   395                         395
                                                    --------      --------      --------     --------      --------      --------
BALANCE AT FEBRUARY 28, 1998 (AS RESTATED) ....           19            32        43,824      (37,046)           (1)        6,828

Net income ....................................                                                   153                         153
                                                    --------      --------      --------     --------      --------      --------
BALANCE AT FEBRUARY 28, 1999 ..................     $     19      $     32      $ 43,824     $(36,893)     $     (1)     $  6,981
                                                    ========      ========      ========     ========      ========      ========


   The accompanying notes are an integral part of these financial statements.

                                     -F4-

                           STEEL CITY PRODUCTS, INC.
                           STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)


                                                                                         FISCAL         FISCAL           FISCAL
                                                                                       YEAR ENDED     YEAR ENDED       YEAR ENDED
                                                                                      FEBRUARY 28,   FEBRUARY 28,     FEBRUARY 28,
                                                                                          1999            1998            1997
                                                                                                     (AS RESTATED)    (AS RESTATED)
                                                                                         -------         -------         -------

Cash flows from operating activities:
     Income (loss) from continuing operations ...................................        $   153         $   395         $(1,351)
     Adjustments to reconcile income (loss) from continuing
         operations to net cash provided by (used in) operating activities:
              Depreciation and amortization .....................................             99             173             276
              Gain on the sale of real estate ...................................             --          (1,760)             --
              Retirement of property and equipment ..............................             --               2              --
              Deferred tax expense ..............................................             --           1,000           1,093
              Undistributed earnings of investment in affiliate .................           (196)           (196)           (209)
     Other changes in operating assets and liabilities:
              Accounts receivable ...............................................            525            (140)            (46)
              Inventories .......................................................              4            (333)          1,262
              Accounts payable ..................................................              9            (159)            435
              Other .............................................................             20            296.             299
                                                                                         -------         -------         -------
Net cash provided by (used in) operating activities of:
     Continuing operations ......................................................            614            (722)          1,759
     Discontinued operations ....................................................           (294)           (294)           (255)
                                                                                         -------         -------         -------
Net cash provided by (used in) operating activities .............................            320          (1,016)          1,504
                                                                                         -------         -------         -------

Cash flows from investing activities:
     Advances to Oakhurst Company, Inc. .........................................         (1,380)           (306)         (3,349)
     Collection of note receivable - Oakhurst Company, Inc. .....................            295             267             248
     Proceeds from the sale of real estate ......................................             --           2,656              --
     Additions to property and equipment ........................................           (177)           (280)             (7)
     Other ......................................................................             --              52              --
                                                                                         -------         -------         -------
Net cash (used in) provided by investing activities .............................         (1,262)          2,389          (3,108)
                                                                                         -------         -------         -------

Cash flows from financing activities:
     Net borrowings (repayments) under
        revolving credit agreement ..............................................            716             (80)          2,150
     Proceeds from long-term borrowings .........................................            263              --           1,500
     Principal payments on long-term obligations ................................            (36)         (1,294)         (1,921)
     Deferred loan costs ........................................................             --              --            (126)
                                                                                         -------         -------         -------
Net cash provided by (used in) financing activities .............................            943          (1,374)          1,603
                                                                                         -------         -------         -------

Net increase (decrease) in cash .................................................              1              (1)             (1)
Cash at beginning of year .......................................................              1               2               3
                                                                                         -------         -------         -------
Cash at end of year .............................................................        $     2         $     1         $     2
                                                                                         =======         =======         =======

Supplemental disclosures of cash flow information: Cash paid during the year for:
        Interest ................................................................        $   337         $   413         $   439
                                                                                         =======         =======         =======
        Income taxes, net of refunds ............................................        $    --         $    --         $    15
                                                                                         =======         =======         =======

Supplemental schedule of non-cash financing activities:
        Capital lease obligations incurred for new equipment ....................        $   144         $    --         $    --
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

                                     -F5-

                           STEEL CITY PRODUCTS, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

   Business Activities:

         Steel City Products, Inc. ("SCPI" or "the Company") is a wholesale distributor of primarily automotive accessories, operating under the trade name Steel City Products, selling primarily to discount retail chains, hardware and supermarket retailers and to automotive specialty stores, based principally in the Northeastern United States. In fiscal 1997, SCPI also began distributing non-food pet supplies, primarily to supermarket retailers. SCPI is a majority-owned subsidiary of Oakhurst Company, Inc., ("Oakhurst") (see Note 2).

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

   Inventories:

         SCPI changed its method of inventory valuation from the last-in first-out (LIFO) method to the first-in first-out (FIFO) method during fiscal 1999. The change is reported as if it were effective the first day of the Company's fiscal year 1997 (March 1, 1996). The accounting change was made because the Company believes that this method of accounting will reflect inventory at a value that more closely represents current costs.

         The effect of the change in accounting principle was to increase the net loss reported by $7,000 and $96,000 for fiscal 1998 and 1997, respectively. There was no effect on the net loss per share for fiscal 1998 and an additional loss of $0.03 per share for fiscal 1997. The effect of this restatement was to increase retained earnings (deficit) as of March 1, 1996 by $388,000.

   Property and Equipment:

         Depreciation and amortization are computed using the straight-line method. Estimated useful lives used for computing depreciation and amortization are: leasehold improvements, 10 years; and office furniture and warehouse equipment, 3-10 years. Depreciation expense was approximately $92,000, $104,000 and $199,000 in fiscal 1999, 1998 and 1997, respectively.

   Other Assets:

         Other assets include goodwill associated with the acquisition in 1969 of Steel City Products, which is being amortized over a 40 year period. The unamortized values at February 28, 1999 and 1998 are approximately $147,000 and $154,000, respectively.

         SCPI periodically evaluates its long-lived assets to assess whether the carrying values have been impaired, using the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". No such write-downs due to

                                      -F6-
impairment were recorded in fiscal 1999, 1998 and 1997.

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

   Earnings Per Share:

         During fiscal 1998, SCPI adopted SFAS No. 128, "Earnings per Share". This standard requires presentation of basic and diluted earnings per share and restatement of all prior period earnings per share presented. Basic earnings or loss per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the year. The diluted earnings per share calculation assumes the conversion of dilutive stock options into common shares. Loss per share amounts do not include common stock equivalents since that would have an antidilutive effect and reduce net loss per share. At February 28, 1999, there were options to purchase 215,987 share of common stock outstanding that were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market value of the common share.

   Stock Based Compensation:

         The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

  New Accounting Pronouncements:

         As of March 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which established new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS No. 130 had no impact on the Company's financial condition.

         Effective March 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which established new standards for the way public companies report information about operating segments in annual and interim financial statements. The Company operates in a single segment and accordingly, no segment disclosures are warranted for the fiscal years ended February 1999, 1998 and 1997.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted in years beginning after June 15, 1999. The Company does not anticipate that the adoption of SFAS No. 133 will have a significant effect on its financial position or results of operations.

                                      -F7-

2.  CORPORATE REORGANIZATION

         In accordance with a merger transaction in 1991, SCPI issued to Oakhurst shares of its common stock and Series A Preferred Stock so that the aggregate fair market value of such stock owned by Oakhurst totaled approximately 90% of the aggregate fair market value of SCPI. Accordingly, Oakhurst controls approximately 90% of the outstanding voting power of SCPI and receives substantially all of the benefit of operations through dividends on the preferred stock.

         Under the merger transaction, SCPI was required for a period of five years following the merger to issue to Oakhurst (or cancel) such number of shares of Series A Preferred Stock and/or common stock as shall be necessary, in accordance with periodic determinations, to maintain Oakhurst's aggregate stock ownership of SCPI at 90%. Revaluations required subsequent to fiscal 1994 have not yet been completed. Management expects that such revaluations, when complete, will result in a cumulative decrease in the valuation of SCPI, and that additional Series A Preferred shares outstanding and related dividends may be canceled once such valuations are complete.

         The Series A Preferred Stock carries a dividend rate of $0.5228 per share and has a redemption price and liquidation preference of $5.2282 per share plus any accumulated dividends in arrears. Through February 28, 1999, dividends of approximately $8.2 million have accumulated since the effective date of the merger; of this amount, approximately $3.6 million has been declared by SCPI's Board of Directors and paid. Approximately $4.6 million of undeclared dividends in arrears was outstanding at February 28, 1999.

3.  NOTES RECEIVABLE AND ADVANCES - OAKHURST COMPANY, INC.

         The Oakhurst Note bears interest at the prime rate plus 1.5% and provides for eight quarterly principal and interest installments of $96,000 through March 31, 2000. The Oakhurst Note is secured by the capital stock of an Oakhurst subsidiary, Dowling's Fleet Service, Co., Inc. ("Dowling's").

         SCPI participates in a cash concentration system together with another subsidiaries of Oakhurst. Available cash that has been transferred to Oakhurst has been reflected as an addition to the advances to Oakhurst. Advances to Oakhurst bear interest at the Citibank base rate plus 1.5%, and have been classified as a long-term asset as repayment is not anticipated prior to March 1, 2000.

4.  PROPERTY AND EQUIPMENT

         Property and equipment are summarized as follows (in thousands):

                                                   FEBRUARY 28,    FEBRUARY 28,
                                                      1999             1998
                                                     -------         -------

Leasehold improvements ......................        $   316             302
Office furniture and warehouse equipment ....            812             649
                                                     -------         -------
                                                       1,128             951
Less accumulated depreciation ...............           (710)           (618)
                                                     -------         -------
                                                     $   418         $   333
                                                     =======         =======

         In December 1997, SCPI sold its warehouse in Pittsburgh, Pennsylvania for a sales price of approximately $2.8 million in cash. Accordingly, in the fourth quarter of fiscal 1998 SCPI recorded a pre-tax gain of approximately $1.8 million in connection with the sale. After repayment of the term loan secured by the property, the net proceeds of approximately $1.6 million were used to reduce revolving debt, to cover the expenses of moving to newer, leased premises, and to make certain leasehold improvements to such premises.

                                      -F8-

5.  LONG-TERM OBLIGATIONS AND OAKHURST LINE OF CREDIT

         Long-term obligations, including the present value of the Creditor Notes (see Note 8), consist of the following (in thousands):

                                                                             FEBRUARY 28,  FEBRUARY 28,
                                                                                1999          1998
                                                                               ------        ------
   Revolving Credit Agreement due in April 2000 .......................        $2,786        $2,070
   Capital lease obligations for computer and warehouse equipment,
         due monthly through October 2003 .............................           167            23
   Creditor Notes (see Note 8) ........................................           147           522
   Subordinated loan for leasehold improvements,
         due monthly through October 2003 .............................            92            --
   Other ..............................................................            51            60
                                                                               ------        ------
                                                                                3,243         2,675
   Less current portion ...............................................           214           543
                                                                               ------        ------
                                                                               $3,029        $2,132
                                                                               ======        ======

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

         Borrowings under the Credit Facility bear interest at the higher of the Citibank N.A. base rate plus 1.5%, or $5,000 per month, and borrowings under the Revolver are subject to a borrowing base that is calculated according to defined levels of Oakhurst's subsidiaries' accounts receivable and inventories. The Credit Facility had an initial term of two years, and contains restrictive financial covenants, including among other things, the maintenance of defined subsidiary and consolidated tangible net worth levels and consolidated current ratio and limitations on annual cash dividends. The Credit Facility is secured by the accounts receivable, inventories, and fixed assets of Oakhurst and its subsidiaries, including SCPI, contains certain Revolver prepayment penalties, and provides for the payment of loan management fees, unused Revolver facility fees and examination fees.

         In June 1997, Oakhurst and SCPI entered into an agreement with the lender to amend the Credit Facility to reflect certain subsidiary dispositions by Oakhurst. The agreement principally reduced the total amount available under the Revolver to $7 million, and amended certain financial covenants, including the elimination of the consolidated tangible net worth covenant. In September 1997, Oakhurst and its subsidiaries reached an agreement to extend the Revolver beyond its initial two year term to March 1999, and paid a fee of $35,000 in connection with the renewal. The Credit Agreement provided for subsequent automatic renewal terms of one year each upon payment of a renewal fee of 0.5% of the entire line, unless earlier terminated as provided for in the Agreement.

         In March 1999, the Credit Agreement was again amended to increase certain borrowing percentages, increase the interest rate to Citibank N.A. base rate plus 2%, and amend the financial covenants to include a minimum level of Earnings before interest, taxes, depreciation and amortization ("EBITDA"). The amendment provided for the renewal of the facility until April 2000. At February 28, 1999, the borrowing base under the Revolver was $4.9 million. During fiscal 1999, the borrowing base ranged from approximately $4.5 million to $5.5 million, and averaged approximately $5 million.

         In December 1997, the Fixed Asset Loan was repaid in full, from the proceeds of the sale of SCPI's warehouse.

                                      -F9-

         In October 1998, SCPI obtained a low-interest loan from the Redevelopment Authority of the City of McKeesport (the "Subordinated Loan"). The Subordinated Loan, which is subordinated to the Credit Facility, was in the amount of $98,000 and bears interest at the rate of 5% per annum. The loan is to be repaid in monthly installments through October 2003.

         Long-term obligations, mature during each fiscal year as follows (in thousands):

                    FISCAL
                    ------
                    2000..............................           $   214
                    2001..............................             2,849
                    2002..............................                65
                    2003..............................                70
                    2004..............................                45
                                                                  ------
                                                                  $3,243
                                                                  ======

6.   FINANCIAL INSTRUMENTS

         Financial instruments at February 28, 1999 and 1998 consist of the following (in thousands):

                                                       FEBRUARY 28, 1999               FEBRUARY 28, 1998
                                                      --------------------            -------------------
                                                      CARRYING     FAIR               CARRYING     FAIR
                                                        VALUE      VALUE               VALUE       VALUE
                                                      ---------   --------            --------   --------
         Revolver ..........................          $   2,786   $  2,786            $  2,070   $  2,070
         Oakhurst Notes.....................                721        721               1,016      1,016
         Creditor Notes.....................                147        295                 522        580
         Subordinated Loan .................                 92         92                  --         --

         The fair values of the instruments were based upon the rate available to the Company for instruments of the same maturities.

7.   INCOME TAXES AND DEFERRED TAX ASSET

         As of February 28, 1999, SCPI and Oakhurst had, for tax reporting purposes, net operating tax loss carry-forwards of approximately $154 million which expire in the years 2001 through 2012. Under SFAS No. 109, SCPI records as an asset the estimated future benefit of its net operating tax loss carry-forwards and other tax benefits.

         Fluctuations in market conditions and trends warrant periodic management reviews of the recorded valuation allowance to determine if an increase or decrease in such allowance would be appropriate.

         During fiscal 1997, the Board of Directors of Oakhurst made the decision to dispose of two of its subsidiaries, and the consolidated income of Oakhurst decreased, which led to further increases of approximately $588,000 and $1.2 million in the valuation allowance of the deferred tax asset for the periods ended February 28, 1998 and 1997 respectively, primarily due to the loss of potential revenues pursuant to a tax sharing agreement between SCPI and Oakhurst. If future profit levels exceed current expectations, and economic or business changes warrant upward revisions in the estimate of the realizable value of net operating tax loss carry-forwards, the consequent reduction in the valuation allowance would result in a corresponding deferred tax benefit in future results of operations to the extent of the aggregate charges of $3.3 million to deferred tax expense in prior years and any benefit in excess of such charge would be reflected as an addition to paid-in capital. The accounting treatment to increase paid-in capital results from SCPI's quasi-reorganization accounting in fiscal 1990.

         The deferred tax effects of temporary differences are not significant and current income tax expense represents state income taxes.

                                     -F10-

         Income tax expense consists of the following (in thousands):

                                                              FISCAL         FISCAL         FISCAL
                                                            YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                           FEBRUARY 28,   FEBRUARY 28,   FEBRUARY 28,
                                                              1999           1998            1997
                                                             -------        -------         -------
         Current tax expense ........................        $     8        $   412         $     9
         Current tax benefit from utilization of
           net operating tax loss carry-forwards ....             --           (412)             --
                                                             -------        -------         -------
                                                                   8             --               9
         Increase in valuation allowance
           of the deferred tax asset ................             --            591           1,250
         Deferred tax expense (benefit) .............             --            409            (157)
                                                             -------        -------         -------
         Income tax expense .........................        $     8        $ 1,000         $ 1,102
                                                             =======        =======         =======

         The income tax provision differs from the amount using the statutory federal income tax rate of 34% applied to income or loss from continuing operations for the following reasons (in thousands):

                                                  FISCAL           FISCAL          FISCAL
                                                YEAR ENDED       YEAR ENDED      YEAR ENDED
                                               FEBRUARY 28,     FEBRUARY 28,    FEBRUARY 28,
                                                  1999             1998             1997
                                                 -------         -------          -------
Tax expense (benefit) based on the
  U.S. federal statutory rate ...........        $    55         $   474         $   (85)
State income tax expense
  net of refunds and federal benefit ....             10              --               6
Undistributed investment income .........            (67)            (67)            (71)
Increase in deferred tax asset
  valuation allowance ...................             --             591           1,250
Non-deductible costs ....................             10               2               2
                                                 -------         -------         -------
    Income tax expense ..................        $     8         $ 1,000         $ 1,102
                                                 =======         =======         =======

         The availability of the net operating tax loss carry-forwards may be adversely affected by future ownership changes of SCPI or Oakhurst; at this time, such changes cannot be predicted. SCPI's and Oakhurst's estimated operating tax loss carry-forwards at February 28, 1999 expire as follows (in thousands):

Fiscal
------
2001 ..........................       $  12,000
2002 ..........................          52,000
2003 ..........................          22,000
2004 ..........................          49,000
2005 ..........................          13,000
2010...........................           1,000
2011...........................           2,000
2012 ..........................           3,000
                                      ---------
                                      $ 154,000
                                      =========

8.  DISCONTINUED RETAIL OPERATIONS

         SCPI disposed of its former Retail Division to an unrelated company, Retail Acquisition Corp. ("RAC") in September 1990 when RAC acquired substantially all the assets of the former division and assumed substantially all of its liabilities. SCPI remained contingently liable for certain of these liabilities. Subsequently, RAC was forced into bankruptcy and in fiscal 1993, SCPI participated in a global settlement pursuant to which SCPI issued $2.5 million of non-interest bearing notes (the "Creditor Notes") solely for

                                     -F11-
the benefit of contingent creditors. In return, SCPI and Oakhurst were relieved of any further obligations to contingent creditors, except for payment on the Creditor Notes.

         The Creditor Notes, which were non-interest bearing, were payable upon presentment in equal annual installments through July 1998. The Creditor Notes have been discounted using an imputed interest rate of 7.5%. Imputed interest expense of approximately $9,000, $34,000 and $56,000 is included in results of continuing operations for fiscal 1999, 1998 and 1997, respectively. In addition, income of approximately $127,000 associated with the expiration of Creditor Notes is included in results of continuing operations for fiscal 1999.

         The accompanying statement of cash flows reflect any cash payments associated with the disposal of the former Retail Division as discontinued operations.

9.  STOCK OPTIONS

          In fiscal 1992, the Board of Directors granted options to purchase 215,986 shares of common stock to key employees and to members of the Board of Directors. The exercise price of the options, which was equal to the market value of the stock at the date of the grant, is $0.625. As of February 28, 1999, no options had been exercised; all options are fully vested and will remain exercisable through 2001.

10. EMPLOYEE PENSION PLAN

         Steel City Products, together with Oakhurst and its other subsidiaries, maintains a profit-sharing plan ("the Plan") covering substantially all its employees, whereby employees may contribute a percentage of compensation, limited to maximum allowed amounts under the Internal Revenue Code. The Plan provides for discretionary employer contributions, the level of which, if any, is to be determined annually by each company's Board of Directors. There were no discretionary contributions made by the Company for the years ended February 28, 1999, February 28, 1998 or February 28, 1997.

11. OPERATING LEASE

         In December 1997, the Company entered into an operating lease for its warehouse with an initial term that expires January 1, 2003, with one additional five-year renewal option. The lease requires minimum rental payments of $247,000 per annum, and payment by the Company of certain expenses such as liability insurance, maintenance and other operating costs. Total rent expense for the fiscal years ended February 28, 1999 and 1998 was approximately $247,000 and $41,000, respectively.

12. COMMITMENTS AND CONTINGENCIES

         SCPI has employment agreements with two senior executives that provide termination rights in the event of a change in control of SCPI, as defined. The rights include payments ranging from six to twenty-four months of the executives' base salaries, along with continuation of benefits and certain other payments to each executive. Each agreement also provides for substantially the same provisions in the event that the executive's employment were to be terminated by SCPI without cause. The agreements were extended in August 1996 on a year to year basis, and will continue under the same terms unless a notice of non-renewal is given by either party 90 days prior to the anniversary date of such renewal, or unless replaced by a new agreement. In April 1998 one senior executive entered into a new employment agreement which provided for termination rights similar to those described above.

         Management is unaware of any other significant contingencies.

                                     -F12-

13.  MAJOR CUSTOMERS

         Sales to major customers representing individually more than 10% of sales were as follows (in thousands):

                           Fiscal Year Ended          Fiscal Year Ended        Fiscal Year Ended
                           February 28, 1999          February 28, 1998        February 28, 1997
                           -----------------          -----------------        -----------------
                                      % of                       % of                      % of
                             Sales    Sales             Sales    Sales           Sales     Sales
                           --------  ------            -------  ------          -------   ------
         Ames              $  1,955      11%           $ 2,178      12%         $ 2,290       13%

14.  RELATED PARTY TRANSACTIONS

         During fiscal 1996, SCPI transferred the rights to its Steel City Products trademark and trade name to Oakhurst Holdings, Inc. ("OHI") in exchange for 460 shares of stock of OHI, and SCPI entered into a trademark and trade name license agreement with OHI whereby OHI granted SCPI the exclusive right to use the trade name in transacting its business. The agreement provides for a quarterly license fee equal to 1% of gross sales. This fee was approximately $181,000, $178,000 and $186,000 for fiscal 1999, 1998 and 1997, respectively. SCPI's investment income from OHI was approximately $196,000, $196,000 and $209,000 in fiscal 1999, 1998 and 1997, respectively.

         In June 1995, SCPI engaged Oakhurst Management Corporation ("OMC"), a wholly-owned subsidiary of Oakhurst, to provide certain legal, management, investor relations, accounting, and tax services. SCPI's results for the fiscal years ended 1999, 1998 and 1997 include charges of approximately $367,000, $582,000 and $461,000, respectively, for these services.

                                     -F13-

                                                                    SCHEDULE II

                           STEEL CITY PRODUCTS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)


              COLUMN A                            COLUMN B                COLUMN C                 COLUMN D        COLUMN E
              --------                          -------------   ------------------------------   -------------   -------------
                                                  BALANCE AT      CHARGED         CHARGES TO                       BALANCE
                                                  BEGINNING       TO COSTS      OTHER ACCOUNTS    DEDUCTIONS        AT END
             DESCRIPTION                          OF PERIOD     AND EXPENSES      - DESCRIBE      - DESCRIBE       OF PERIOD
                                                =============   =============    =============   =============   =============

Allowance for doubtful accounts deducted from trade accounts receivable:

Years ended:

       February 28, 1999 ....................   $         355   $          26    $          --   $         138   $         244
                                                =============   =============    =============   =============   =============
       February 28, 1998 ....................   $         389   $         138    $          --   $          72   $         355
                                                =============   =============    =============   =============   =============
       February 28, 1997 ....................   $         419   $         (30)              --   $          --   $         389
                                                =============   =============    =============   =============   =============


(A) Amounts were deemed uncollectible.

                                     -F14-

                               INDEX TO EXHIBITS



    Exhibit
    Number                        Description
    ------                        -----------

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

  /*10.1              Employment Agreement with Bernard H. Frank dated as of April 1, 1998.

   /10.2              Employment Agreement with Terrance W. Allan dated as of September 1, 1993 (filed as Exhibit
                      10.3 to the Company's Annual Report of Form 10-K for the fiscal year ended February 26,
                      1994).

   /10.4              Form of Option Agreement dated August 29, 1991 with directors and executive officers (filed as Exhibit 10(t) to the Company's Annual report on Form 10-K for the fiscal year ended
                      February 29, 1992).

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

   /10.9              Corporate Services Agreement between Steel City Products, Inc. and Oakhurst Management
                      Corporation dated June 1, 1995, (filed as exhibit #10.13 to the Company's Annual Report on
                      Form 10-K for the fiscal year ended February 29, 1996).

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

    10.12             Lease agreement by and between Regional Industrial Development Corporation of Southwestern
                      Pennsylvania and Steel City Products, Inc., dated November 11, 1997- (filed as exhibit #10 to the Company's Form 10-K for the year ended February 28, 1998)

   *18.1              Letter regarding change in accounting principle


   *27                Financial Data Schedule (EDGAR transmission only).

   *27.1              Restated Financial Data Schedule for the quarter ended November 30, 1998 (filed as exhibit
                      #27 to the Company's Form 10-Q for the quarter ended November 30, 1998) (EDGAR transmission only).

   *27.2              Restated Financial Data Schedule for the quarter ended August 31, 1998 (filed as exhibit #27 to the Company's Form 10-Q for the quarter ended August 31, 1998) (EDGAR transmission only).

   *27.3              Restated Financial Data Schedule for the quarter ended May 31, 1998 (filed as exhibit #27 to the Company's Form 10-Q for the quarter ended May 31, 1998) (EDGAR transmission only).

   *27.4              Restated Financial Data Schedule for the year ended February 28, 1998 (filed as exhibit #27 to the Company's Form 10-K for the year ended February 28, 1998) (EDGAR transmission only).

   *27.5              Restated Financial Data Schedule for the quarter ended November 30, 1997 (filed as exhibit
                      #27 to the Company's Form 10-Q for the quarter ended November 30, 1997) (EDGAR transmission only).

   *27.6              Restated Financial Data Schedule for the quarter ended August 31, 1997 (filed as exhibit #27 to the Company's Form 10-Q for the quarter ended August 31, 1997) (EDGAR transmission only).

   *27.7              Restated Financial Data Schedule for the quarter ended May 31, 1997 (filed as exhibit #27 to the Company's Form 10-Q for the quarter ended May 31, 1997) (EDGAR transmission only).

   *27.8              Restated Financial Data Schedule for the year ended February 28, 1997 (filed as exhibit #27 to the Company's Form 10-K for the year ended February 28, 1997) (EDGAR transmission only).



-----------------

  /Management contract or compensatory plan or arrangement.

  *Filed herewith