Form 10-Q
period 1999-05-31
STEEL CITY PRODUCTS INC
filed 1999-07-09
CIK 46535

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   May 31, 1999
                                  ------------

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    ----------

Commission file number:   0-2572

                            STEEL CITY PRODUCTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                55-0437067
      -------------------------                 --------------------------
       (State of Incorporation)                     (I.R.S. Employer
                                                   Identification No.)

             2751 CENTERVILLE ROAD, SUITE 3131, WILMINGTON, DELAWARE
                                      19808
             --------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (817) 416-0717
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

               3513 CONCORD PIKE, SUITE 3527, WILMINGTON, DELAWARE
                                      19803
              -----------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)

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

     At July 1, 1999, 3,238,061 shares of the Registrant's Common Stock, $0.01 par value per share, were issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                        PART I - FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS



                     INDEX TO CONDENSED FINANCIAL STATEMENTS

                            STEEL CITY PRODUCTS, INC.

Condensed Balance Sheets at May 31, 1999
  and February 28, 1999 ...................................................3


Condensed Statements of Operations for the three month periods ended
 May 31, 1999 and May 31, 1998 ............................................4


Condensed Statements of Cash Flows for the three month periods ended
 May 31, 1999 and May 31, 1998 ............................................5


Notes to Condensed Financial Statements ...................................6

                            STEEL CITY PRODUCTS, INC.
                            CONDENSED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                        ASSETS                              MAY 31,      FEBRUARY 28,
                                                                                             1999           1999
                                                                                          ----------      ----------
Current assets:
      Cash ..........................................................................     $        2      $        2
      Trade accounts receivable, less allowance of $213 and $244, respectively ......          2,413           2,173
      Notes receivable - Oakhurst Company, Inc. .....................................            643             328
      Inventories ...................................................................          4,211           3,947
      Other .........................................................................            144              82
                                                                                          ----------      ----------
                  Total current assets ..............................................          7,413           6,532
                                                                                          ----------      ----------

Property and equipment, at cost .....................................................          1,129           1,128
      Less accumulated depreciation .................................................           (736)           (710)
                                                                                          ----------      ----------
                                                                                                 393             418
                                                                                          ----------      ----------

Notes receivable - Oakhurst Company, Inc., long-term portion ........................             --             393
Advances to Oakhurst Company, Inc ...................................................          7,242           7,086
Other assets ........................................................................            909             856
                                                                                          ----------      ----------
                                                                                               8,151           8,335
                                                                                          ----------      ----------

                                                                                          $   15,957      $   15,285
                                                                                          ==========      ==========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable ..............................................................     $    4,802      $    3,935
      Accrued compensation ..........................................................            285             354
      Current maturities of long-term obligations ...................................            213             214
      Due to affiliate ..............................................................            700             643
      Other .........................................................................             97             129
                                                                                          ----------      ----------
                  Total current liabilities .........................................          6,097           5,275
                                                                                          ----------      ----------

Long-term obligations:
      Long-term debt ................................................................          2,438           2,786
      Other long-term obligations ...................................................            227             243
                                                                                          ----------      ----------
                                                                                               2,665           3,029
                                                                                          ----------      ----------

Commitments and contingencies .......................................................             --              --

Stockholders' equity:
      Preferred stock, par value $0.01 per share; authorized
         5,000,000 shares, issued 1,938,526 shares;
         liquidation preference $10,135 .............................................             19              19
      Common stock, par value $0.01 per share; authorized
         5,000,000 shares; issued 3,238,061 shares ..................................             32              32
      Additional paid-in capital ....................................................         43,824          43,824
      Deficit (Reorganized on August 26, 1989) ......................................        (36,679)        (36,893)
      Treasury stock, at cost, 207 common shares ....................................             (1)             (1)
                                                                                          ----------      ----------
                  Total stockholders' equity ........................................          7,195           6,981
                                                                                          ----------      ----------

                                                                                          $   15,957      $   15,285
                                                                                          ==========      ==========

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                            STEEL CITY PRODUCTS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                      THREE MONTHS      THREE MONTHS
                                                                          ENDED             ENDED
                                                                         MAY 31,           MAY 31,
                                                                          1999              1998
                                                                      ------------      ------------

Sales ...........................................................     $      5,625      $      4,855
Other income ....................................................               94               110
                                                                      ------------      ------------
                                                                             5,719             4,965
                                                                      ------------      ------------

Cost of goods sold, including occupancy and
   buying expenses ..............................................            4,456             3,943
Operating, selling and administrative expenses ..................            1,003               964
Provision for doubtful accounts .................................               21                (5)
Interest expense ................................................               78                81
                                                                      ------------      ------------
                                                                             5,558             4,983
                                                                      ------------      ------------

Net income (loss) before undistributed earnings of
   investment in affiliate and income tax expense ...............              161               (18)

Undistributed earnings of investment in affiliate ...............               55                52
Income tax expense ..............................................               (2)               (5)
                                                                      ------------      ------------
Net income ......................................................              214                29

Effect of Series A Preferred Stock dividends ....................             (255)             (253)
                                                                      ------------      ------------

Net loss attributable to common stockholders ....................     $        (41)     $       (224)
                                                                      ============      ============



Basic and diluted net loss per share attributable to common
   stockholders after preferred stock dividends .................     $      (0.01)     $      (0.07)
                                                                      ============      ============

Weighted average number of shares outstanding used in
   computing basic and diluted per share amounts ................        3,238,061         3,238,061
                                                                      ============      ============

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                            STEEL CITY PRODUCTS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                          THREE MONTHS     THREE MONTHS
                                                                              ENDED           ENDED
                                                                             MAY 31,         MAY 31,
                                                                              1999            1998
                                                                           ----------      ----------
Cash flows from operating activities:
   Net income ........................................................     $      214      $       29
   Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization ..................................             40              27
      Undistributed earnings of investment in affiliate ..............            (55)            (52)
   Other changes in operating assets and liabilities:
      Accounts receivable ............................................           (240)           (183)
      Inventories ....................................................           (264)            741
      Accounts payable ...............................................            867            (363)
      Other ..........................................................            (69)             (1)
                                                                           ----------      ----------
Net cash provided by operating activities of:
   Continuing operations .............................................            493             198
   Discontinued operations ...........................................             --               6
                                                                           ----------      ----------
Net cash provided by operating activities ............................            493             204
                                                                           ----------      ----------

Cash flows from investing activities:
   Advances to Oakhurst Company, Inc .................................           (156)         (1,136)
   Collection of note receivable, Oakhurst Company, Inc. .............             78              70
   Additions to property and equipment ...............................             (1)            (17)
   Other .............................................................             --              (1)

                                                                           ----------      ----------
Net cash used in investing activities ................................            (79)         (1,084)
                                                                           ----------      ----------

Cash flows from financing activities:
   Net (repayments) borrowings under revolving credit agreement ......           (348)            908
   Principal payments on long-term obligations .......................            (17)             (7)
   Deferred loan costs ...............................................            (49)            (20)

                                                                           ----------      ----------
Net cash (used in) provided by financing activities ..................           (414)            881
                                                                           ----------      ----------

Net increase in cash .................................................             --               1
Cash at beginning of period ..........................................              2               1
                                                                           ----------      ----------
Cash at end of period ................................................     $        2      $        2
                                                                           ==========      ==========

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                            STEEL CITY PRODUCTS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MAY 31, 1999

1. INTERIM FINANCIAL STATEMENTS

         In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments made are of a normal recurring nature.

         While the Company believes that the disclosures presented herein are adequate to make the information not misleading, it is suggested that these unaudited condensed financial statements be read in conjunction with the audited financial statements for the fiscal year ended February 28, 1999 ("fiscal 1999") as filed in the Company's Annual Report on Form 10-K.

         Operating results for the three months ended May 31, 1999 are not necessarily indicative of the results that may be expected for the year ended February 29, 2000.

2. NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is presently required to be adopted in years beginning after June 15, 1999. SCPI does not anticipate that the adoption of SFAS No. 133 will have a significant effect on its financial position or results of operations.

3. CHANGE IN ACCOUNTING PRINCIPLE

         In the fourth quarter of fiscal 1999, SCPI elected to change its method of inventory valuation from the last-in, first-out, (LIFO) method to the first-in, first-out (FIFO) method. As no change in the LIFO reserve was made during the first three quarters of fiscal 1999, there was no effect on the May 31, 1998 condensed statement of operations or cash flows.

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

LIQUIDITY AND CAPITAL RESOURCES

         In addition to cash derived from operations, SCPI's liquidity and financing requirements are determined principally by the working capital needed to support its level of business, together with the need for capital expenditures and the cash required to repay its debt. SCPI also receives cash payments pursuant to a note receivable from Oakhurst, and from time to time, repayments of advances to Oakhurst. Interest is charged to Oakhurst on advances made up to the amount of SCPI's outstanding revolving debt balance. SCPI's working capital needs fluctuate primarily due to the amounts of inventory it carries which can change seasonally, the size and timeliness of payment of receivables from its customers to which from time to time SCPI grants extended payment terms for their seasonal inventory builds, and the amount of credit extended to SCPI by its suppliers. SCPI participates in a cash concentration system together with another subsidiary of Oakhurst. Available cash that is transferred to Oakhurst is reflected as an addition to the advances to Oakhurst.

         At May 31, 1999, SCPI's debt consisted primarily of revolving debt of approximately $2.4 million which is offset entirely by advances receivable from Oakhurst that bear interest at the same rate as the revolving debt; capital lease obligations incurred for the purchase of computer and warehouse equipment; a low-interest subordinated loan incurred for leasehold improvements; and notes payable that were issued in connection with the settlement of certain contingent liabilities related to SCPI's former retail division.

         Oakhurst and certain of its subsidiaries, including SCPI, have available financing under a revolving credit facility (the "Revolver") from an institutional lender up to a maximum of $7 million, subject to a borrowing base that is calculated according to defined levels of the subsidiaries' accounts receivable and inventories. At May 31, 1999, the aggregate borrowing base under the Revolver was $5.6 million. In March 1999, the Revolver was extended to April 2000 and was amended to (i) increase certain borrowing rate percentages at SCPI,
(ii) increase the interest rate to Citibank N.A. base rate plus 2% and (iii) amend the financial covenants to include a minimum level of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). The Revolver provides for subsequent renewal terms of one year each upon payment of a renewal fee of 0.5% of the entire line, unless terminated as provided for in the agreement. Management believes that the Revolver will provide adequate funding for SCPI's working capital requirements for at least the next twelve months, assuming no material deterioration in current sales levels or gross profit margin, and continuation of normal levels of supplier credit.

YEAR 2000 ISSUE

         The Year 2000 issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the use of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions.

         In fiscal 1999, SCPI acquired a new, integrated, Year 2000 compliant computer system to completely replace its old information technology system. The Company is in the process of implementing the system which is now expected to be completed in September, 1999. There were no critical noninformation technology systems identified which are not Year 2000 compliant. The Company's Year 2000 plan also includes contacting its major suppliers and other significant third parties with which it does business to obtain their assurance of Year 2000 compliance. This phase of the Company's Year 2000 plan is expected to be completed in July, 1999.

         Including the cost of the new computer system, which will significantly enhance its information systems, SCPI has spent to date approximately $220,000 on the Year 2000 issue and believes that the remaining potential cost related to the Year 2000 issue will be less than $25,000.

         Based on correspondence with its customers and suppliers, SCPI believes that only minor and temporary interruptions in service may be experienced by itself, its customers or its suppliers regarding Year 2000 issues. In the worst case, SCPI would be able to continue to conduct its business through the use of manual systems.

         From time to time the information provided by the Company or statements made by its employees may contain so-called "forward-looking" information that involves risks and uncertainties. In particular, statements contained in this
Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are not historical facts (including, but not limited to statements concerning anticipated sales, profit levels, customers and cash flows) are forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to the factors discussed above as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. Each of these factors and others are discussed from time to time in the Company's Securities and Exchange Commission filings.

MATERIAL CHANGES IN FINANCIAL CONDITION

         As of May 31, 1999, there had been no material changes in the Company's financial condition from February 28, 1999, discussed in Item 7 of the Company's Annual Report on Form 10-K for fiscal 1999.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

         Operations include the results of SCPI's operating division, Steel City Products, a distributor of automotive parts and accessories and of non-food pet supplies, headquartered in McKeesport, Pennsylvania.

THREE MONTHS ENDED MAY 31, 1999 COMPARED WITH THREE MONTHS ENDED MAY 31, 1998

         Sales in the first quarter of the current year increased by $770,000 compared with the first quarter of the prior year. Sales to existing automotive customers increased by $384,000 due primarily to the addition of new stores through an acquisition by one major customer. Sales to new automotive customers totaled $231,000 for the quarter.

         Sales of non-food pet products totaled $562,000, an increase of $155,000 compared with the first quarter of the prior year, due primarily to increased sales to existing customers.

         Gross profits increased by $257,000 in the first quarter of the current year compared with the first quarter of the prior year, due to the higher sales volume combined with higher margins earned on automotive products. Some of the increase in gross profits was offset by an increase of $22,000 in buying and occupancy expenses, resulting mainly from higher depreciation expense, in turn, due to the purchase of equipment in fiscal 1999 and to increased warehouse expenses resulting from the higher sales volume.

         Operating, selling and administrative expenses reflected an increase of $53,000 in the first quarter compared with the prior year. Operating expenses were higher by $16,000 due to additional overtime needed to fill orders promptly. This increase was offset by $13,000 from lower selling expenses as a result of reduced sales staff levels. Administrative expenses increased by $49,000 due mainly to additional expenses related to the implementation of the new computer system.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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


                                     STEEL CITY PRODUCTS, INC.


Date:    July 8, 1999                By:    /s/   Bernard H. Frank
                                          ---------------------------------
                                           Bernard H. Frank
                                           Chief Executive Officer


Date:    July 8, 1999                By:    /s/   Maarten D. Hemsley
                                          ---------------------------------
                                           Maarten D. Hemsley
                                           Chief Financial Officer

                               INDEX TO EXHIBITS

     Exhibit
     Number                      Description
     ------                      -----------

       27                  Financial Data Schedule