Form 10-Q
period 1999-08-31
STEEL CITY PRODUCTS INC
filed 1999-10-15
CIK 46535

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 1999

                                       OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number:   0-2572

                            STEEL CITY PRODUCTS, INC.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                                55-0437067
----------------------------                               ---------------------
 (State of Incorporation)                                     (I.R.S. Employer
                                                            Identification No.)

             2751 CENTERVILLE ROAD, SUITE 3131, WILMINGTON, DELAWARE
                                      19808
             -------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (817) 416-0717
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


             -----------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         At October 1, 1999, 3,238,061 shares of the Registrant's Common Stock, $0.01 par value per share, were issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART I - FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS

                     INDEX TO CONDENSED FINANCIAL STATEMENTS

                            STEEL CITY PRODUCTS, INC.


Condensed Balance Sheets at August 31, 1999
  and February 28, 1999.........................................................        3


Condensed Statements of Operations for the three month periods ended
 August 31, 1999 and August 31, 1998............................................        4


Condensed Statements of Operations for the six month periods ended
 August 31, 1999 and August 31, 1998............................................        5


Condensed Statements of Cash Flows for the six month periods ended
 August 31, 1999 and August 31, 1998............................................        6


Notes to Condensed Financial Statements.........................................        7

                            STEEL CITY PRODUCTS, INC.
                            CONDENSED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (Unaudited)


                                                         ASSETS                                AUGUST 31,    February 28,
                                                                                                  1999          1999
                                                                                               ----------    ------------
Current assets:
        Cash ..............................................................................     $      1      $      2
        Trade accounts receivable, less allowance of $215 and $244, respectively ..........        2,650         2,173
        Notes receivable - Oakhurst Company, Inc. .........................................          563           328
        Inventories .......................................................................        3,703         3,947
        Other .............................................................................           41            82
                                                                                                --------      --------
                       Total current assets ...............................................        6,958         6,532
                                                                                                --------      --------

Property and equipment, at cost ...........................................................        1,135         1,128
        Less accumulated depreciation .....................................................         (762)         (710)
                                                                                                --------      --------
                                                                                                     373           418
                                                                                                --------      --------

Notes receivable - Oakhurst Company, Inc., long-term portion ..............................           --           393
Advances to Oakhurst Company, Inc. ........................................................        7,566         7,086
Other assets ..............................................................................          965           856
                                                                                                --------      --------
                                                                                                   8,531         8,335
                                                                                                --------      --------

                                                                                                $ 15,862      $ 15,285
                                                                                                ========      ========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable ..................................................................     $  3,409      $  3,935
        Accrued compensation ..............................................................          344           354
        Current maturities of long-term obligations .......................................          210           214
        Due to affiliate ..................................................................          753           643
        Other .............................................................................           89           129
                                                                                                --------      --------
                       Total current liabilities ..........................................        4,805         5,275
                                                                                                --------      --------

Long-term obligations:
        Long-term debt ....................................................................        3,491         2,786
        Other long-term obligations .......................................................          212           243
                                                                                                --------      --------
                                                                                                   3,703         3,029
                                                                                                --------      --------

Commitments and contingencies .............................................................           --            --

Stockholders' equity:
        Preferred stock, par value $0.01 per share; authorized
           5,000,000 shares, issued 1,938,526 shares;
           liquidation preference $10,135 .................................................           19            19
        Common stock, par value $0.01 per share; authorized
           5,000,000 shares; issued 3,238,061 shares ......................................           32            32
        Additional paid-in capital ........................................................       43,824        43,824
        Deficit (Reorganized on August 26, 1989) ..........................................      (36,520)      (36,893)
        Treasury stock, at cost, 207 common shares ........................................           (1)           (1)
                                                                                                --------      --------
                       Total stockholders' equity .........................................        7,354         6,981
                                                                                                --------      --------

                                                                                                $ 15,862      $ 15,285
                                                                                                ========      ========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                            STEEL CITY PRODUCTS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)


                                                                      THREE MONTHS     THREE MONTHS
                                                                         ENDED            ENDED
                                                                       AUGUST 31,       AUGUST 31,
                                                                          1999             1998
                                                                      ------------     ------------
Sales ...........................................................     $     5,328      $     4,849
Other income ....................................................             182              190
                                                                      -----------      -----------
                                                                            5,510            5,039
                                                                      -----------      -----------

Cost of goods sold, including occupancy and
    buying expenses .............................................           4,373            4,031
Operating, selling and administrative expenses ..................             940              978
Provision for doubtful accounts .................................               3               38
Interest expense ................................................              90               78
                                                                      -----------      -----------
                                                                            5,406            5,125
                                                                      -----------      -----------

Net income (loss) before undistributed earnings of
    investment in affiliate and income tax expense ..............             104              (86)

Undistributed earnings of investment in affiliate ...............              56               57
Income tax expense ..............................................              (1)              --
                                                                      -----------      -----------
Net income ......................................................             159              (29)

Effect of Series A Preferred Stock dividends ....................            (255)            (253)
                                                                      -----------      -----------

Net loss attributable to common stockholders ....................     $       (96)     $      (282)
                                                                      ===========      ===========



Basic and diluted net loss per share attributable to common
    stockholders after preferred stock dividends ................     $     (0.03)     $     (0.09)
                                                                      ===========      ===========

Weighted average number of shares outstanding used in
    computing basic and diluted per share amounts ...............       3,238,061        3,238,061
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

                            STEEL CITY PRODUCTS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)


                                                                       SIX MONTHS       SIX MONTHS
                                                                         ENDED            ENDED
                                                                       AUGUST 31,        AUGUST 31,
                                                                         1999              1998
                                                                      -----------      -----------
Sales ...........................................................     $    10,953      $     9,704
Other income ....................................................             276              300
                                                                      -----------      -----------
                                                                           11,229           10,004
                                                                      -----------      -----------

Cost of goods sold, including occupancy and
    buying expenses .............................................           8,829            7,974
Operating, selling and administrative expenses ..................           1,943            1,942
Provision for doubtful accounts .................................              24               33
Interest expense ................................................             168              159
                                                                      -----------      -----------
                                                                           10,964           10,108
                                                                      -----------      -----------

Net income (loss) before undistributed earnings of
    investment in affiliate and income tax expense ..............             265             (104)

Undistributed earnings of investment in affiliate ...............             111              108
Income tax expense ..............................................              (3)              (5)
                                                                      -----------      -----------
Net income ......................................................             373               (1)

Effect of Series A Preferred Stock dividends ....................            (510)            (506)
                                                                      -----------      -----------

Net loss attributable to common stockholders ....................     $      (137)     $      (507)
                                                                      ===========      ===========



Basic and diluted net loss per share attributable to common
    stockholders after preferred stock dividends ................     $     (0.04)     $     (0.16)
                                                                      ===========      ===========

Weighted average number of shares outstanding used in
    computing basic and diluted per share amounts ...............       3,238,061        3,238,061
                                                                      ===========      ===========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                            STEEL CITY PRODUCTS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                                          SIX MONTHS       SIX MONTHS
                                                                             ENDED           ENDED
                                                                           AUGUST 31,      AUGUST 31,
                                                                             1999             1998
                                                                          ----------       ----------
Cash flows from operating activities:
    Net income .......................................................     $    373         $     (1)
    Adjustments to reconcile net income
        to net cash provided by (used in) operating activities:
       Depreciation and amortization .................................           83               51
       Undistributed earnings of investment in affiliate .............         (112)            (109)
    Other changes in operating assets and liabilities:
       Accounts receivable ...........................................         (477)               4
       Inventories ...................................................          244              573
       Accounts payable ..............................................         (526)            (320)
       Other .........................................................          119              (56)
                                                                           --------         --------
Net cash (used in) provided by operating activities of:
    Continuing operations ............................................         (296)             142
    Discontinued operations ..........................................           --             (183)
                                                                           --------         --------
Net cash used in operating activities ................................         (296)             (41)
                                                                           --------         --------

Cash flows from investing activities:
    Advances to Oakhurst Company, Inc. ...............................         (480)            (671)
    Collection of note receivable, Oakhurst Company, Inc. ............          158              142
    Additions to property and equipment ..............................           (7)             (25)
    Other ............................................................           --               --

                                                                           --------         --------
Net cash used in investing activities ................................         (329)            (554)
                                                                           --------         --------

Cash flows from financing activities:
    Net borrowings under revolving credit agreement ..................          705              628
    Principal payments on long-term obligations ......................          (32)             (12)
    Deferred loan costs ..............................................          (49)             (20)

                                                                           --------         --------
Net cash provided by financing activities ............................          624              596
                                                                           --------         --------

Net (decrease) increase in cash ......................................           (1)               1
Cash at beginning of period ..........................................            2                1
                                                                           --------         --------
Cash at end of period ................................................     $      1         $      2
                                                                           ========         ========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                            STEEL CITY PRODUCTS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED AUGUST 31, 1999

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

         Operating results for the three and six months ended August 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended February 29, 2000.

2. NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is presently required to be adopted in years (as amended by SFAS No. 137) beginning after June 15, 2000. SCPI does not anticipate that the adoption of SFAS No. 133 will have a significant effect on its financial position or results of operations.

3. CHANGE IN ACCOUNTING PRINCIPLE

         In the fourth quarter of fiscal 1999, SCPI elected to change its method of inventory valuation from the last-in, first-out, (LIFO) method to the first-in, first-out (FIFO) method. As no change in the LIFO reserve was made during the first three quarters of fiscal 1999, there was no effect on the August 31, 1998 condensed statement of operations or cash flows.

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

         At August 31, 1999, SCPI's debt consisted primarily of revolving debt of approximately $3.5 million which is offset entirely by advances receivable from Oakhurst that bear interest at the same rate as the revolving debt; capital lease obligations incurred for the purchase of computer and warehouse equipment; a low-interest subordinated loan incurred for leasehold improvements; and notes payable that were issued in connection with the settlement of certain contingent liabilities related to SCPI's former retail division.

         Oakhurst and certain of its subsidiaries, including SCPI, have available financing under a revolving credit facility (the "Revolver") from an institutional lender up to a maximum of $7 million, subject to a borrowing base that is calculated according to defined levels of the subsidiaries' accounts receivable and inventories. At August 31, 1999, the aggregate borrowing base under the Revolver was $5.6 million. In March 1999, the Revolver was extended to April 2000 and was amended to (i) increase certain borrowing rate percentages at SCPI, (ii) increase the interest rate to Citibank N.A. base rate plus 2% and
(iii) amend the financial covenants to include a minimum level of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). The Revolver provides for subsequent renewal terms of one year each upon payment of a renewal fee of 0.5% of the entire line, unless terminated as provided for in the agreement. Management believes that the Revolver will provide adequate funding for SCPI's working capital requirements for at least the next twelve months, assuming no material deterioration in current sales levels or gross profit margin, and continuation of normal levels of supplier credit.

YEAR 2000 ISSUE

         The Year 2000 issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the use of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions.

         In fiscal 1999, SCPI acquired a new, integrated, Year 2000 compliant computer system to completely replace its old information technology system. The Company completed the implementation of the new system in September, 1999. There were no critical noninformation technology systems identified which are not Year 2000 compliant. The Company's Year 2000 plan also included the contacting of its major suppliers and other significant third parties with which it does business to obtain their assurance of Year 2000 compliance. This phase of the Company's Year 2000 plan was completed in July, 1999.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

         As of August 31, 1999, there had been no material changes in the Company's financial condition from February 28, 1999, discussed in Item 7 of the Company's Annual Report on Form 10-K for fiscal 1999.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

         Operations include the results of SCPI's operating division, Steel City Products, a distributor of automotive parts and accessories and of non-food pet supplies, headquartered in McKeesport, Pennsylvania.

THREE MONTHS ENDED AUGUST 31, 1999 COMPARED WITH THREE MONTHS ENDED AUGUST 31, 1998

         Sales in the second quarter of the current year increased by $479,000 compared with the second quarter of the prior year. Sales to existing automotive customers increased by $224,000 due primarily to the addition of new stores through an acquisition by one major customer. Sales to new automotive customers totaled $214,000 for the quarter.

         Sales of non-food pet products totaled $550,000, an increase of $41,000 compared with the second quarter of the prior year, due primarily to increased sales to existing customers.

         Gross profits increased by $137,000 in the second quarter of the current year compared with the second quarter of the prior year, due to the higher sales volume combined with higher margins earned on automotive products.

         Operating, selling and administrative expenses decreased by $38,000 in the second quarter compared with the second quarter of the prior year due mostly to lower salary expenses of $19,000 and lower insurance, advertising and general office expense.

         There was a decrease of $35,000 in the provision for doubtful accounts compared with the second quarter of the prior year due to an increase in the reserve last year reflecting the pending liquidation of one customer.

SIX MONTHS ENDED AUGUST 31, 1999 COMPARED WITH SIX MONTHS ENDED AUGUST 31, 1998

         Sales in the first six months of the current year increased by $1.2 million compared with the first six months of the prior year. Sales to existing automotive customers increased by $621,000 due primarily to the addition of new stores through an acquisition by one major customer. Sales to new automotive customers totaled $432,000 for the first six months of the current year.

         Sales of non-food pet products totaled $1.1 million, an increase of $196,000 compared with the first six months of the prior year, due primarily to increased sales to existing customers.

         Gross profits increased by approximately $400,000 for the year to date compared with the first six months of the prior year, due to the higher sales volume combined with higher margins earned on automotive products. Some of the increase in gross profits was offset by an increase of $21,000 in buying and occupancy expenses, resulting mainly from higher depreciation expense, in turn, due to the purchase of equipment in fiscal 1999 and to increased warehouse expenses resulting from the higher sales volume.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         SCPI is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company's policies do not permit active trading of, or speculation in derivative financial instruments. The Company's primary market risk exposure relates to interest rate risk. SCPI manages its interest rate risk by attempting to balance its exposure between fixed and variable rates while attempting to minimize its interest costs.

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


                                       STEEL CITY PRODUCTS, INC.


Date:    October 9, 1999               By: /s/ Bernard H. Frank
                                           -------------------------------------
                                           Bernard H. Frank
                                           Chief Executive Officer


Date:    October 9, 1999               By: /s/ Maarten D. Hemsley
                                           -------------------------------------
                                           Maarten D. Hemsley
                                           Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
  No.               Description
-------             -----------
  27                Financial Data Schedule