Form 10-Q
period 1999-11-30
STEEL CITY PRODUCTS INC
filed 2000-01-14
CIK 46535

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 1999
                                -----------------

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                                ------------------   -----------------

Commission file number:   0-2572

                            STEEL CITY PRODUCTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       DELAWARE                                          55-0437067
------------------------                              -----------------
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

         At January 1, 2000, 3,238,061 shares of the Registrant's Common Stock, $0.01 par value per share, were issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS



                     INDEX TO CONDENSED FINANCIAL STATEMENTS

                            STEEL CITY PRODUCTS, INC.


Condensed Balance Sheets at November 30, 1999
  and February 28, 1999.........................................................        3


Condensed Statements of Operations for the three month periods ended
 November 30, 1999 and November 30, 1998........................................        4


Condensed Statements of Operations for the nine month periods ended
 November 30, 1999 and November 30, 1998........................................        5


Condensed Statements of Cash Flows for the nine month periods ended
 November 30, 1999 and November 30, 1998........................................        6


Notes to Condensed Financial Statements.........................................        7

                            STEEL CITY PRODUCTS, INC.
                            CONDENSED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (Unaudited)


                                                                                          NOVEMBER 30,          FEBRUARY 28,
                                                                                              1999                  1999
                                                                                        -----------------    -----------------

                                                            ASSETS

Current assets:
       Cash .........................................................................   $               9    $               2
       Trade accounts receivable, less allowance of $216 and $244, respectively .....               2,370                2,173
       Notes receivable - Oakhurst Company, Inc. ....................................                 481                  328
       Inventories ..................................................................               3,248                3,947
       Other ........................................................................                  85                   82
                                                                                        -----------------    -----------------
                       Total current assets .........................................               6,193                6,532
                                                                                        -----------------    -----------------

Property and equipment, at cost .....................................................               1,150                1,128
       Less accumulated depreciation ................................................                (788)                (710)
                                                                                        -----------------    -----------------
                                                                                                      362                  418
                                                                                        -----------------    -----------------

Notes receivable - Oakhurst Company, Inc., long-term portion ........................                  --                  393
Advances to Oakhurst Company, Inc. ..................................................               7,835                7,086
Other assets ........................................................................               1,010                  856
                                                                                        -----------------    -----------------
                                                                                                    8,845                8,335
                                                                                        -----------------    -----------------

                                                                                        $          15,400    $          15,285
                                                                                        =================    =================

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable .............................................................   $           3,158    $           3,935
       Accrued compensation .........................................................                 328                  354
       Current maturities of long-term obligations ..................................                 208                  214
       Due to affiliate .............................................................                 800                  643
       Other ........................................................................                 127                  129
                                                                                        -----------------    -----------------
                       Total current liabilities ....................................               4,621                5,275
                                                                                        -----------------    -----------------

Long-term obligations:
       Long-term debt ...............................................................               3,214                2,786
       Other long-term obligations ..................................................                 196                  243
                                                                                        -----------------    -----------------
                                                                                                    3,410                3,029
                                                                                        -----------------    -----------------

Commitments and contingencies .......................................................                  --                   --

Stockholders' equity:
       Preferred stock, par value $0.01 per share; authorized
       5,000,000 shares, issued 1,938,526 shares;
       liquidation preference $10,135 ...............................................                  19                   19
       Common stock, par value $0.01 per share; authorized
       5,000,000 shares; issued 3,238,061 shares ....................................                  32                   32
       Additional paid-in capital ...................................................              43,824               43,824
       Deficit (Reorganized on August 26, 1989) .....................................             (36,505)             (36,893)
       Treasury stock, at cost, 207 common shares ...................................                  (1)                  (1)
                                                                                        -----------------    -----------------
                       Total stockholders' equity ...................................               7,369                6,981
                                                                                        -----------------    -----------------

                                                                                        $          15,400    $          15,285
                                                                                        =================    =================



              The accompanying notes are an integral part of these
                        condensed financial statements.
                                       -3-

                            STEEL CITY PRODUCTS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)





                                                                   THREE MONTHS         THREE MONTHS
                                                                      ENDED                ENDED
                                                                    NOVEMBER 30         NOVEMBER 30
                                                                       1999                1998
                                                                 -----------------    -----------------

Sales ........................................................   $           4,696    $           4,188
Other income .................................................                 108                  151
                                                                 -----------------    -----------------
                                                                             4,804                4,339
                                                                 -----------------    -----------------

Cost of goods sold, including occupancy and
    buying expenses ..........................................               3,807                3,502
Operating, selling and administrative expenses ...............                 915                  882
Provision for doubtful accounts ..............................                  16                   13
Interest expense .............................................                  98                   71
                                                                 -----------------    -----------------
                                                                             4,836                4,468
                                                                 -----------------    -----------------

Net loss before undistributed earnings of
    investment in affiliate and income tax expense ...........                 (32)                (129)

Undistributed earnings of investment in affiliate ............                  47                   43
Income tax expense ...........................................                  --                   (1)
                                                                 -----------------    -----------------
Net income (loss) ............................................                  15                  (87)

Effect of Series A Preferred Stock dividends .................                (255)                (253)
                                                                 -----------------    -----------------

Net loss attributable to common stockholders .................   $            (240)   $            (340)
                                                                 =================    =================



Basic and diluted net loss per share attributable to common
    stockholders after preferred stock dividends .............   $           (0.07)   $           (0.11)
                                                                 =================    =================

Weighted average number of shares outstanding used in
    computing basic and diluted per share amounts ............           3,238,061            3,238,061
                                                                 =================    =================








              The accompanying notes are an integral part of these
                         condensed financial statements.

                            STEEL CITY PRODUCTS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)





                                                                      NINE MONTHS          NINE MONTHS
                                                                         ENDED                ENDED
                                                                      NOVEMBER 30,         NOVEMBER 30,
                                                                          1999                 1998
                                                                   -----------------    -----------------

Sales ..........................................................   $          15,649    $          13,892
Other income ...................................................                 384                  451
                                                                   -----------------    -----------------
                                                                              16,033               14,343
                                                                   -----------------    -----------------

Cost of goods sold, including occupancy and
    buying expenses ............................................              12,637               11,476
Operating, selling and administrative expenses .................               2,858                2,824
Provision for doubtful accounts ................................                  40                   46
Interest expense ...............................................                 266                  230
                                                                   -----------------    -----------------
                                                                              15,801               14,576
                                                                   -----------------    -----------------

Net income (loss) before undistributed earnings of
    investment in affiliate and income tax expense .............                 232                 (233)

Undistributed earnings of investment in affiliate ..............                 159                  151
Income tax expense .............................................                  (3)                  (6)
                                                                   -----------------    -----------------
Net income (loss) ..............................................                 388                  (88)

Effect of Series A Preferred Stock dividends ...................                (765)                (759)
                                                                   -----------------    -----------------

Net loss attributable to common stockholders ...................   $            (377)   $            (847)
                                                                   =================    =================



Basic and diluted net loss per share attributable to common
    stockholders after preferred stock dividends ...............   $           (0.12)   $           (0.26)
                                                                   =================    =================

Weighted average number of shares outstanding used in
    computing basic and diluted per share amounts ..............           3,238,061            3,238,061
                                                                   =================    =================




              The accompanying notes are an integral part of these
                        condensed financial statements.

                            STEEL CITY PRODUCTS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)




                                                                       NINE MONTHS          NINE MONTHS
                                                                          ENDED                ENDED
                                                                       NOVEMBER 30,         NOVEMBER 30,
                                                                           1999                 1998
                                                                     -----------------    -----------------
Cash flows from operating activities:
    Net income ...................................................   $             388    $             (88)
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization ..............................                 125                   80
      Undistributed earnings of investment in affiliate ..........                (119)                (152)
    Other changes in operating assets and liabilities:
      Accounts receivable ........................................                (197)                 562
      Inventories ................................................                 699                1,285
      Accounts payable ...........................................                (777)              (1,127)
      Other ......................................................                  89                   18
                                                                     -----------------    -----------------
Net cash provided by operating activities of:
    Continuing operations ........................................                 208                  578
    Discontinued operations ......................................                  --                 (330)
                                                                     -----------------    -----------------
Net cash provided by operating activities ........................                 208                  248
                                                                     -----------------    -----------------

Cash flows from investing activities:
    Advances to Oakhurst Company, Inc. ...........................                (749)                (831)
    Collection of note receivable, Oakhurst Company, Inc. ........                 240                  217
    Additions to property and equipment ..........................                 (22)                 (27)
    Other ........................................................                  --                   --

                                                                     -----------------    -----------------
Net cash used in investing activities ............................                (531)                (641)
                                                                     -----------------    -----------------

Cash flows from financing activities:
    Net borrowings under revolving credit agreement ..............                 428                  299
    Proceeds from issuance of long-term debt .....................                  --                  132
    Principal payments on long-term obligations ..................                 (49)                 (17)
    Deferred loan costs ..........................................                 (49)                 (20)

                                                                     -----------------    -----------------
Net cash provided by financing activities ........................                 330                  394
                                                                     -----------------    -----------------

Net increase in cash .............................................                   7                    1
Cash at beginning of period ......................................                   2                    1
                                                                     -----------------    -----------------
Cash at end of period ............................................   $               9    $               2
                                                                     =================    =================





              The accompanying notes are an integral part of these
                        condensed financial statements.

                            STEEL CITY PRODUCTS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED NOVEMBER 30, 1999

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

         Operating results for the three and nine months ended November 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending February 29, 2000.

2.  NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is presently required to be adopted (as amended by SFAS No. 137) in years beginning after June 15, 2000. SCPI does not anticipate that the adoption of SFAS No. 133 will have a significant effect on its financial position or results of operations.

3.  CHANGE IN ACCOUNTING PRINCIPLE

         In the fourth quarter of fiscal 1999, SCPI elected to change its method of inventory valuation from the last-in, first-out, (LIFO) method to the first-in, first-out (FIFO) method. As no change in the LIFO reserve was made during the first three quarters of fiscal 1999, there was no effect on the November 30, 1998 condensed statement of operations or cash flows.

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

         At November 30, 1999, SCPI's debt consisted primarily of revolving debt of approximately $3.2 million which is offset entirely by advances receivable from Oakhurst that bear interest at the same rate as the revolving debt; capital lease obligations incurred for the purchase of computer and warehouse equipment; a low-interest subordinated loan incurred for leasehold improvements; and notes payable that were issued in connection with the settlement of certain contingent liabilities related to SCPI's former retail division.

         Oakhurst and certain of its subsidiaries, including SCPI, have available financing under a revolving credit facility (the "Revolver") from an institutional lender up to a maximum of $7 million, subject to a borrowing base that is calculated according to defined levels of the subsidiaries' accounts receivable and inventories. At November 30, 1999, the aggregate borrowing base under the Revolver was $5.1 million. In March 1999, the Revolver was extended to April 2000 and was amended to (i) increase certain borrowing rate percentages at SCPI, (ii) increase the interest rate to Citibank N.A. base rate plus 2% and
(iii) amend the financial covenants to include a minimum level of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). The Revolver provides for subsequent renewal terms of one year each upon payment of a renewal fee of 0.5% of the entire line, unless terminated as provided for in the agreement. Management believes that the Revolver will provide adequate funding for SCPI's working capital requirements for at least the next twelve months, assuming no material deterioration in current sales levels or gross profit margin, and continuation of normal levels of supplier credit.

YEAR 2000

         The Year 2000 issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the use of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions.

         In fiscal 1999, SCPI acquired a new, integrated, Year 2000 compliant computer system to completely replace its old information technology system. SCPI spent approximately $220,000 on the Year 2000 issue.

         To date, SCPI has experienced no interruptions in service regarding Year 2000 issues.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

         As of November 30, 1999, there had been no material changes in the Company's financial condition from February 28, 1999, discussed in Item 7 of the Company's Annual Report on Form 10-K for fiscal 1999.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

         Operations include the results of SCPI's operating division, Steel City Products, a distributor of automotive parts and accessories and of non-food pet supplies, headquartered in McKeesport, Pennsylvania.


THREE MONTHS ENDED NOVEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 1998

         Sales in the third quarter of the current year increased by $508,000 compared with the third quarter of the prior year. Sales to existing automotive customers increased by $267,000 due primarily to the addition of new stores through an acquisition by one major customer. Sales to new automotive customers totaled $201,000 for the quarter.

         Sales of non-food pet products totaled $547,000, an increase of $40,000 compared with the third quarter of the prior year, due primarily to increased sales to existing customers.

         Gross profits increased by approximately $200,000 in the third quarter of the current year compared with the third quarter of the prior year, due to the higher sales volume combined with higher margins earned on automotive products.

         Operating, selling and administrative expenses increased by $33,000 in the third quarter compared with the third quarter of the prior year due to higher salary expense and commissions, offset in part by reduced travel expense.

NINE MONTHS ENDED NOVEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED NOVEMBER 30, 1998

         Sales in the first nine months of the current year increased by $1.8 million compared with the same period in the prior year. Sales to existing automotive customers increased by $888,000 due primarily to the addition of new stores through an acquisition by one major customer. Sales to new automotive customers totaled $632,000 for the first nine months of the current year.

         Sales of non-food pet products totaled $1.5 million, an increase of $235,000 compared with the first nine months of the prior year, due primarily to increased sales to existing customers.

         Gross profits increased by approximately $600,000 for the year to date compared with the same period last year, due to the higher sales volume combined with higher margins earned on automotive products. Some of the increase in gross profits was offset by an increase of $19,000 in buying and occupancy expenses, resulting mainly from higher depreciation expense, in turn, due to the purchase of equipment in fiscal 1999.

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


                                       STEEL CITY PRODUCTS, INC.


Date:    January 10, 2000              By: /s/ Bernard H. Frank
                                           ------------------------------------
                                           Bernard H. Frank
                                           Chief Executive Officer


Date:    January 10, 2000              By: /s/ Maarten D. Hemsley
                                           -------------------------------------
                                           Maarten D. Hemsley
                                           Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  27           Financial Data Schedule