Form 10-K405
period 2000-02-29
STEEL CITY PRODUCTS INC
filed 2000-07-19
CIK 46535

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2000

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________________ to ________________

Commission file number:   0-2572

                            STEEL CITY PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)


        DELAWARE                                                 55-0437067
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

2751 CENTERVILLE ROAD SUITE 3131
       WILMINGTON, DELAWARE                                        19803
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (817) 416-0717

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value at May 1, 2000 of the voting stock held by non-affiliates of the registrant: $226,114.

At May 1, 2000 the registrant had 3,238,061 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I


ITEM 1. BUSINESS

BACKGROUND OF STEEL CITY PRODUCTS, INC.

         Steel City Products, Inc. ("SCPI" or the "Company") was incorporated in West Virginia in 1959, and in 1963 became known as Heck's, Inc. Prior to 1990, Heck's, Inc. operated a Retail Division consisting of a chain of discount department stores. In September 1990, all of the assets of the Retail Division were sold to Retail Acquisition Corp. ("RAC").

         The Company was reincorporated in Delaware under the name Hallwood Industries Incorporated in 1990, and in January 1993 the Company changed its name to Steel City Products, Inc.

         The Steel City Products automotive distribution business which was founded in 1947 was acquired in 1969. The operations of SCPI comprise the distribution of automotive parts and accessories under the name Steel City Products. In fiscal 1997, SCPI established a division to distribute non-food pet supplies.

FORMATION OF OAKHURST COMPANY, INC.

         Oakhurst Company, Inc. ("Oakhurst") was formed as part of a merger transaction in 1991, in which SCPI became a majority-owned subsidiary of Oakhurst. In accordance with the merger agreement, Oakhurst owns 10% of the outstanding SCPI common stock and all of the SCPI Series A Preferred Stock.

         Pursuant to the merger, SCPI became a special, limited purpose subsidiary that concentrates on its historical distribution business, while any future growth and expansion opportunities are expected to be pursued by Oakhurst or its subsidiaries. Because Oakhurst's ownership of SCPI is primarily in the form of preferred stock, Oakhurst retains the value of SCPI. Oakhurst's ownership of SCPI facilitates the preservation and utilization of SCPI's and Oakhurst's net operating tax loss carry-forwards and capital losses, which amount to approximately $158 million at February 29, 2000.

OPERATIONS

         SCPI primarily distributes automotive accessories. These products include functional and decorative car and truck accessories (such as floor mats, seat covers, mirrors, running boards, lights and wheel covers) car care products (including waxes and paints) chemicals (such as antifreeze, windshield washer fluid and motor oil) and car repair and maintenance items (including spark plugs, windshield wipers, and air and oil filters). In fiscal 1997, SCPI introduced non-food pet supplies to its merchandise selection. Although pet supplies were not typical of SCPI's historical merchandise mix, management determined that the availability of existing customers which sell both pet supplies and automotive accessories, combined with SCPI's distribution expertise and infrastructure, offered an opportunity to increase sales by opening a pet supplies division. SCPI's automotive and pet operations are conducted from a leased facility in McKeesport, Pennsylvania.

         Historically, much of SCPI's business has been performed on a service basis, which involves visits by its sales personnel to customers' stores to count and re-order merchandise; generally, these re-orders are transmitted electronically to SCPI's offices in McKeesport. However, in recent years a growing proportion of its customers electronically transmit their own orders to SCPI's headquarters. Since many orders are generated electronically and are shipped within a few days of receipt, the size of SCPI's order backlog is not relevant to an understanding of the business. Shipments are either made directly to each of the customers' stores or are pre-packed for onward shipment to stores by the retailers' own distribution centers. SCPI also provides price ticketing and associated services to those of its customers who request such services.

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

Seasonality

         SCPI's automotive business is seasonal, being slower in the early winter months than at other times of the year. In anticipation of higher sales volume in the spring and summer, SCPI carries higher automotive inventories. As is customary in the automotive aftermarket, many suppliers allow extended payment terms to SCPI for such inventory build-ups and in turn, SCPI grants extended payment terms to many of its customers to facilitate their inventory build-ups.

         SCPI's pet supply business experiences different seasonal trends from its automotive business, but the effect of this is not material to the overall business.

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

         In its efforts to offset these trends, SCPI has added new customers, expanded its product offerings to certain customers, enlarged the territory that it serves and introduced new categories of products. These efforts have helped to stabilize SCPI's customer base. Sales in fiscal 2000 increased by 11% compared with sales in 1999 and 1998. SCPI continues to pursue new customer relationships that, if concluded, could continue this upward trend in fiscal 2001; however, there can be no assurance that such new business can be secured.

         The following table shows sales to SCPI's customers that individually accounted for more than 10% of sales during any of the latest three fiscal years (dollars in thousands):

                     Fiscal Year Ended     Fiscal Year Ended      Fiscal Year Ended
                     February 29, 2000     February 28, 1999      February 28, 1998
                     -----------------     -----------------      -----------------
                                  % of                % of                  % of
                       Sales      Sales     Sales     Sales      Sales      Sales
                     --------    ------    -------    -----     -------    ------
         Ames        $  3,144        16%   $ 1,955       11%    $ 2,178        12%
         Kroger      $  2,037        10%   $ 1,745        9%    $ 1,263         7%

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

Employees

         SCPI employs approximately 55 persons, of whom about 45 are employed in the headquarters office and distribution facility in McKeesport. Most of the others are field personnel. Senior executives, including the Chairman, Bernard
H. Frank (a founder of Steel City Products in 1947) and President, Terrance Allan, have many years of service with SCPI and are employed under long-term contracts.

         Warehouse and certain office employees of SCPI are represented by Local 636 of the International Brotherhood of Teamsters. SCPI believes that it has experienced generally good labor relations, and no significant labor disputes have affected its business in recent years. The union contract was recently renewed for a three year term through November 2002.

ITEM 2. PROPERTIES

         SCPI has operated its business from a leased, 67,000 square-foot building located in an industrial park in McKeesport, Pennsylvania since December 1997 when its former warehouse in Pittsburgh was sold.


ITEM 3. LEGAL PROCEEDINGS

         There are no material legal proceedings pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 29, 2000.

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

                                   Fiscal 2000                        Fiscal 1999
                        Quarterly High     Quarterly Low     Quarterly High  Quarterly Low
                        --------------     -------------     --------------  -------------
     Quarter 1               $0.03              $0.03             $0.03           $0.03
     Quarter 2               $0.03              $0.03             $0.03           $0.03
     Quarter 3               $0.04              $0.03             $0.02           $0.02
     Quarter 4               $0.05              $0.04             $0.03           $0.03

         No common stock dividends were paid by SCPI during fiscal 2000, 1999 or 1998. Dividend payments are restricted by the covenants under the Company's line of credit agreement.

         Through its ownership of SCPI, primarily in the form of Series A Preferred Stock, Oakhurst controls the Company and receives substantially all of the benefit of the Company's operations through the right to receive preferred stock dividends, which are required to be paid before any common stock dividends may be paid.

         There were approximately 3,800 holders of record of SCPI's common stock on May 1, 2000.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial and other data of Steel City Products, Inc. and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, and with the Financial Statements and related Notes.

                                                     February 29,    February 28,    February 28,    February 28,    February 29,
                                                        2000             1999         1998(a)(b)        1997(a)         1996(a)
                                                     ------------    ------------    ------------    ------------    ------------
OPERATING RESULTS:
Sales ............................................   $     20,142    $     18,092    $     17,879    $     18,031    $     24,647
                                                     ============    ============    ============    ============    ============

Income (loss) from continuing operations
     before income taxes .........................   $        333    $        161    $      1,395    $       (249)   $       (255)

Current income tax (expense) benefit .............            (10)             (8)             --              (9)            136
Deferred income tax expense (d) ..................                                         (1,000)         (1,093)         (1,500)
                                                     ------------    ------------    ------------    ------------    ------------
Income (loss) from continuing operations .........            323             153             395          (1,351)         (1,619)

Income from discontinued operations (e) ..........             --              --              --              --              43

Series A Preferred Stock dividends (c) ...........         (1,014)         (1,014)         (1,014)         (1,014)         (1,016)
                                                     ------------    ------------    ------------    ------------    ------------

Net loss attributable to common stockholders .....   $       (691)   $       (861)   $       (619)   $     (2,365)   $     (2,592)
                                                     ============    ============    ============    ============    ============

BASIC AND DILUTED PER SHARE AMOUNTS:
Loss from continuing operations after
     preferred stock dividends ...................   $      (0.21)   $      (0.27)   $      (0.19)   $      (0.73)   $      (0.80)
Income from discontinued operations (e) ..........             --              --              --                            0.01
                                                     ------------    ------------    ------------    ------------    ------------
Net loss attributable to common stockholders .....   $      (0.21)   $      (0.27)   $      (0.19)   $      (0.73)   $      (0.79)
                                                     ============    ============    ============    ============    ============

BALANCE SHEET STATISTICS:
Total assets (f) .................................   $      7,910    $      7,807    $      7,699    $      8,906    $     11,337
Long-term obligations ............................   $      3,352    $      3,029    $      2,132    $      3,581    $      2,216
Series A Preferred Stock face value (c) ..........   $     10,135    $     10,135    $     10,135    $     10,135    $     10,135

(a) In fiscal 1999, SCPI elected to change its method of inventory reporting from LIFO to FIFO. The above data for fiscal 1998, 1997 and 1996 has been restated to reflect this change as if it had occurred at the beginning of fiscal 1996. See Note 1 to the Financial Statements.

(b) In fiscal 1998, SCPI sold its 88,000 square foot warehouse in Pittsburgh, Pennsylvania for a gross sale price of approximately $2.8 million in cash. SCPI recognized a pre-tax gain of approximately $1.8 million in connection with the sale.

(c) The Series A Preferred Stock has a dividend rate of $0.5228 per share and is redeemable at SCPI's option at $5.2282 per share plus any cumulative dividends in arrears. Through fiscal 2000, dividends of approximately $9.2 million have accumulated since the effective date of the merger; of this amount, approximately $3.6 million were declared by the Company's Board of Directors prior to fiscal 1996. Approximately $5.6 million of undeclared dividends in arrears are outstanding at February 29, 2000. In accordance with the merger agreement with Oakhurst, a revaluation of the Company was completed as of fiscal 1994 that resulted in a reduction in the number of Series A Preferred shares outstanding. Revaluations required subsequent to fiscal 1994 have not yet been completed. Management expects that such revaluations, when complete, will result in a cumulative decrease in the valuation of SCPI and that certain Series A Preferred shares outstanding and related dividends may be canceled. See Note 2 to the Financial Statements.

(d) Results for fiscal 1998, 1997 and 1996 include non-cash deferred tax charges of $1 million, $1.1 million and $1.5 million, respectively, relating primarily to increases in the Company's valuation allowance of its deferred tax asset (see Note 7 to the Financial Statements).

(e) In fiscal 1991, SCPI sold its Retail Division to RAC as discussed in Note 8 to the Financial Statements. SCPI remained contingently liable for most mortgage debt, and for many lease obligations of the Retail Division following the sale. RAC was forced into bankruptcy in March 1991. RAC's Reorganization Plan contained provisions for releases in favor of SCPI together with an injunction against further actions by contingent creditors against SCPI. Accordingly, SCPI was released from further liability except for payment of the Creditor Notes as further described in Note 8 to the Financial Statements.

(f) In February 2000, advances made to Oakhurst of $8.4 million were reclassified from assets to a component of stockholders' equity because the repayment of these advances from sources other than the declaration of SCPI's Series A preferred stock dividends presently appears unlikely. The above data for periods prior to fiscal 2000 have been revised to reflect a similar treatment as of each respective balance sheet date.


   The accompanying notes are an integral part of these financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         SCPI is a special, limited purpose, majority-owned subsidiary of Oakhurst. SCPI is expected to concentrate on its historical distribution business, while any future growth and expansion opportunities are to be pursued by Oakhurst or its subsidiaries. Through Oakhurst's ownership of SCPI, primarily in the form of preferred stock, Oakhurst retains substantially all the value of SCPI, and receives substantially all of the benefit of operations through dividends on the preferred stock. Oakhurst's ownership of SCPI is designed to facilitate the preservation and utilization of SCPI's and Oakhurst's net operating tax loss carry-forwards and capital losses which amount to approximately $158 million at February 29, 2000.

LIQUIDITY AND CAPITAL RESOURCES

FINANCING AND LINE OF CREDIT

         In addition to cash derived from operations, SCPI's liquidity and financing requirements are determined principally by the working capital needed to support its level of business, together with the need for capital expenditures and the cash required to repay its debt. SCPI's working capital needs fluctuate primarily in relation to the amounts of inventory it carries which can change seasonally, the size and timeliness of payment of receivables from its customers to which from time to time SCPI grants extended payment terms for their seasonal inventory build-ups, and the amount of credit extended to SCPI by its suppliers.

         In March 1996, Oakhurst obtained financing from an institutional lender (replacing its then existing bank loan agreement) that provided a total facility for Oakhurst and its subsidiaries of $9.5 million, comprised of a SCPI term loan of $1.5 million (the "Fixed Asset Loan") and a maximum revolving credit facility of $8 million (the "Revolver") (collectively, the "Credit Facility"). The Credit Facility required that any loans be made directly to Oakhurst's subsidiaries, including SCPI. The initial funding of the Revolver resulted in a loan to SCPI of approximately $2.1 million. SCPI immediately advanced those funds to Oakhurst to enable it to repay a portion of the amounts outstanding under the previous revolving debt. The advance bore interest at the same rate as the Credit Facility.

         Reflecting certain subsidiary disposals by Oakhurst, the Credit Facility was amended in June 1997. The agreement principally reduced the maximum amount available under the Revolver to $7 million subject to a borrowing base, and amended certain financial covenants. In September 1997, Oakhurst and its subsidiaries reached an agreement to extend the Revolver beyond its initial two year term, to March 1999, and paid a renewal fee of $35,000. The Credit Facility provided for subsequent automatic renewal terms of one year each upon payment of a renewal fee of 0.5% of the entire line, unless earlier terminated as provided for in the Agreement.

         In part to substantially reduce its overall debt level, in December 1997 SCPI sold its warehouse in Pittsburgh, Pennsylvania for a gross sales price of approximately $2.8 million in cash. Accordingly, in the fourth quarter of fiscal 1998 SCPI recorded a pre-tax gain of approximately $1.8 million in connection with the sale. After repayment of the Fixed Asset Loan secured by the property, the net proceeds of approximately $1.6 million were used to cover the expenses of moving to newer, leased premises, to make certain improvements to such premises, to increase SCPI's levels of working capital and to reduce amounts outstanding under the Revolver, which had increased during fiscal 1998 as a result of shortfalls in cash from operations.

         In March 1999, the Credit Facility was renewed for one year and amended to provide only a revolving line of credit (the "Revolver"), increase certain borrowing base percentages, increase the interest rate to Citibank N.A. base rate plus 2%, and amend the financial covenants.

         In July 2000 Oakhurst and SCPI entered into an agreement with the institutional lender to identify SCPI as the Borrower (cross-collateralized by Oakhurst), to provide for a three year term and reduce the total Revolver to $4.0 million, subject to a borrowing base. Management believes that the Revolver will provide adequate funding for SCPI's working capital, debt service and capital expenditure requirements, including seasonal fluctuations for at least the next twelve months.

         At February 29, 2000, SCPI's debt primarily consisted of revolving debt of $3.2 million under the Revolver.

         Management believes that the Revolver will provide adequate funding for SCPI's working capital requirements for the next twelve months assuming no material deterioration in current sales or profit margins.

         In October 1998, SCPI obtained a low-interest loan from the Redevelopment Authority of the City of McKeesport (the "Subordinated Loan"). The Subordinated Loan, which is subordinated to the Revolver, was in the amount of $98,000 and bears interest at the rate of 5% per annum. The loan, which funded leasehold improvements, is being repaid in monthly installments through October 2003.

CAPITAL EXPENDITURES

         In fiscal 1999, the Company replaced its management information system with an integrated system which was year 2000 compliant and provided many additional operating benefits for management. SCPI spent approximately $210,000 on the upgrade.

         The Company has no outstanding significant commitments for capital expenditures.

TAX LOSS CARRY-FORWARDS

         At February 29, 2000, SCPI and Oakhurst had net operating tax loss carry-forwards (the "Tax Benefits") of approximately $158 million, which expire in the years 2001 through 2013, which shelter most of SCPI's income from federal income taxes. A change in control of SCPI or Oakhurst in any three-year period exceeding 50% may lead to the loss of the majority of the Tax Benefits. In order to reduce the likelihood of such a change of control occurring, SCPI's and Oakhurst's Certificates of Incorporation include restrictions on the registration of transfers of stock resulting in, or increasing, individual holdings exceeding 4.5% of each company's common stock.

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

FORWARD LOOKING STATEMENTS

         From time to time the information provided by the Company or statements made by its directors, officers or employees may contain so-called "forward looking" information that involves risks and uncertainties. In particular, statements contained in Item 1
- "Business" and in this Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are not historical facts (including, but not limited to statements concerning anticipated sales, profit levels, customers, cash flows and availability of financing) are forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to the factors discussed above as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. Each of these factors and others are discussed from time to time in the Company's Securities and Exchange Commission filings.

RESULTS OF OPERATIONS

         Results of operations include the results of SCPI's operating division, Steel City Products, a distributor of automotive parts and accessories and of non-food pet supplies, based in McKeesport, Pennsylvania.

Fiscal Year Ended February 29, 2000 Compared with Fiscal Year Ended February 28, 1999

         Compared with the prior year, sales increased by $2.0 million. Sales to existing automotive customers increased by $2.5 million, primarily due to additional sales to a significant customer which had acquired additional stores through a merger during the current year, and through additional product offerings to other customers. Sales to new automotive customers totaled $660,000 in fiscal 2000. These increased sales were offset in part by decreased sales to existing automotive customers of $1.4 million, as these customers chose to purchase items directly from the manufacturer or downsized their automotive departments. Sales of non-food pet products increased by approximately $300,000 compared with the prior year, to $2.3 million in fiscal 2000. Sales to new customers accounted for approximately $130,000 of the increase.

         Gross profits increased by $549,000 in fiscal 2000 compared with the prior year, due to the increased revenues and to higher margins earned on certain product lines. Buying and occupancy expenses increased by $15,000 in the current fiscal year, resulting from higher depreciation expense.

         Operating, selling and administrative expenses increased by $64,000 when compared with the prior year, as a result of higher salaries and benefits and increased commissions due to the higher sales volumes.

         There was an increase in the provision for doubtful accounts of $31,000 compared to the prior year resulting from higher receivable levels in the current year.

         Interest expense increased by $59,000, primarily due to an increase in interest rates on the Revolver and a higher loan balance throughout the current year due principally to higher levels of inventory.


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

         Gross profits decreased by $181,000 in fiscal 1999 compared with the prior year, due to a decrease in gross margin of 1.1% and an increase in buying and occupancy expenses of $29,000. The decrease in gross margin was largely attributable to several sales promotions during the second quarter of fiscal 1999. The increase in buying and occupancy expenses resulted from costs related to operating from rented facilities in fiscal 1999, while in the prior year operations were conducted from an owned warehouse that was sold in December 1997.

         Operating, selling and administrative expenses decreased by $362,000 when compared with the prior year, resulting from lower management fees paid to Oakhurst of $213,000, which included a non-recurring fee in the prior year rendered in connection with the sale of the building, lease negotiations, and the transfer of SCPI's operations to a new facility. There were also moving expenses incurred in the prior year and a reduction of $37,000 in general office expense in the current year.

         There was a decrease in the provision for doubtful accounts in the current year of $112,000 due to the bankruptcy of one of the Company's customers in the prior year.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report ...............................................   F-1

Balance Sheets: February 29, 2000 and February 28, 1999 ....................   F-2

Statements of Operations for the fiscal years ended
  February 29, 2000,  February 28, 1999 and February 28, 1998 ..............   F-3

Statements of Stockholders' Deficiency for the fiscal years ended
  February 29, 2000,  February 28, 1999 and February 28, 1998 ..............   F-4

Statements of Cash Flows for the fiscal years ended
   February 29, 2000,  February 28, 1999 and February 28, 1998 .............   F-5

Notes to Financial Statements ..............................................   F-6

Financial Statement Schedules for the fiscal years ended February 29, 2000, February 28, 1999 and February 28, 1998:

    Schedule II - Valuation and Qualifying Accounts ........................   F-14

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The by-laws of the Company currently provide for such number of directors (but no less than five) as is determined from time to time by the Board of Directors. In December 1998 the Board voted to increase the number of directors from six to seven. The following table lists the names and ages (at May 1, 2000) of the directors, and the year in which each was elected a director of the Company or its predecessor.

                                                    DIRECTOR
NAME                                  AGE             SINCE
----                                  ---           --------
John D. Abernathy                      63             1996
Terrance W. Allan                      46             1993
Mark Auerbach                          62             1996
Robert M. Davies                       49             1996
Bernard H. Frank                       79             1993
Maarten D. Hemsley                     50             1998
Joel S. Lever                          48             1996

BUSINESS HISTORY OF DIRECTORS

         Messrs. Frank and Allan have been executives of the Company for more than the last five years. Mr. Frank was a founder of Steel City Products business more than 50 years ago. For more than the last five years, Mr. Frank has been Chief Executive Officer of the Company and in May 1994, he was elected Executive Vice President of the Company's parent, Oakhurst Company, Inc. ("Oakhurst"). Mr. Allan has been with the Company since 1987 and was elected President in June 2000.

         Mr. Abernathy. Mr. Abernathy has been Executive Director of Patton Boggs, LLP, a Washington DC law firm, since January 1995. From March 1991 to February 1994 he was the Managing Director of Summit, Solomon & Feldesman, a New York City law firm and from July 1983 until June 1990, Mr. Abernathy was Chairman and Chief Executive Partner of BDO Seidman, a public accounting firm. Mr. Abernathy is a director of Barringer Technologies, Inc., a manufacturer of high sensitivity analytical instruments for chemical sensing and also serves as a director of Oakhurst. Mr. Abernathy is a certified public accountant.

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

         Mr. Davies. Mr. Davies has been Chairman and Chief Executive Officer of Oakhurst since May 1997 and was its President from May 1997 to January 1999. He had also served as a director of SCPI and Oakhurst from 1991 through 1994. Mr. Davies was a Vice President of Wexford Capital Corporation, which acts as the investment manager to several private investment funds from 1994 to March 1997. From November 1995 to March 1997 Mr. Davies also served as Executive Vice President of Wexford Management LLC, a private investment management company. From September 1993 to May 1994 he was a Managing Director of Steinhardt Enterprises, Inc., an investment banking company, and from 1987 to August 1993, he was Executive Vice President of The Hallwood Group Incorporated, a merchant banking firm. Mr. Davies serves as a director of Industrial Acoustics Company, Inc., a New York based engineered products group specializing in noise control products and systems, and of Maxicare Health Plan, Inc., a health maintenance organization based in California. Mr. Davies is also a managing director of Menai Capital, L.L.C., which provides financial and investment consultancy services primarily to corporations, including to Sterling Construction Corporation, in which Oakhurst's wholly-owned subsidiary, Oakhurst Technology, Inc., owns a minority interest.


         Mr. Hemsley. Mr. Hemsley was re-elected to the Board of Directors of the Company and of Oakhurst in December 1998. He had been an employee and director of SCPI or Oakhurst for many years prior to 1995. In December 1995, he resigned his positions with SCPI and Oakhurst and served as a consultant to SCPI and Oakhurst through his wholly-owned financial consultancy company, Bryanston Management, Ltd.of which he has been President since 1993. Mr. Hemsley currently serves as President, Chief Operating Officer and Chief Financial Officer of Oakhurst and is Chief Financial Officer of SCPI. He also serves as a director of Industrial Acoustics Company, Inc. Mr. Hemsley also serves as a managing director of Menai Capital, L.L.C., which provides financial and investment consultancy services primarily to corporations, including to Sterling Construction Corporation, in which Oakhurst's wholly-owned subsidiary, Oakhurst Technology, Inc., owns a minority interest.

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

         Based solely on a review of those reports and amendments thereto furnished to the Company during its most recent fiscal year or written representations by Insiders that no Forms 5 were required to be filed, the Company believes that during the fiscal year ended February 29, 2000 all Section 16(a) filing requirements applicable to the Company's Insiders were satisfied.


ITEM 11. EXECUTIVE COMPENSATION.

         This item contains information about compensation, stock options grants and employment arrangements and other information concerning certain of the executive officers and the directors of the Company.

SUMMARY COMPENSATION TABLE

         The following table sets forth the compensation the Company paid or accrued for services rendered in the Company's 2000, 1999 and 1998 fiscal years by the Chief Executive Officer and the only other executive officer of the Company whose compensation exceeded $100,000 in fiscal 2000 and who was serving at the end of the 2000 fiscal year.


                                                 Annual Compensation                  Long Term Compensation Awards
                                   ------------------------------------------   ------------------------------------------
                                                                                 Other
                                                                                 Annual         Securities        All
                                                                                 Compen-        Underlying       Other
     Name and Principal                              Salary          Bonus       sation         Options**     Compensation
         Position                      Year            ($)            ($)           ($)*           (#)             ($)
--------------------------------   ------------   ------------   ------------   ------------   ------------   ------------
Bernard H. Frank (1)                       2000        110,434         25,000             --          7,750     13,908,(2)
Chairman & Chief                           1999        110,000          6,250             --             --         13,908
Executive Officer                          1998         50,050          7,364             --             --         13,908

Terrance W. Allan                          2000        115,885         15,000             --          9,750             --
President                                  1999        115,001             --             --             --             --
                                           1998        115,001         15,000             --             --             --

----------

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

COMPENSATION AGREEMENTS

         Mr. Frank. In fiscal 1997, in light of the Company's financial performance, Mr. Frank voluntarily reduced his annual salary by 50%. In February 1998, Mr. Frank's annual base salary was set by agreement at $50,000; he was granted participation in a deferred compensation program commencing March 1, 1998 providing for the payment to him of $5,000 per month for twenty-four months to compensate him for the portion of his salary voluntarily foregone by him; and commencing March 1, 1998, Mr. Frank was made eligible to participate in a bonus program pursuant to which the Compensation Committee of the Board of Directors in its discretion and after reviewing the Company's performance and cash position may grant to him on a quarterly basis a bonus not to exceed $25,000 in the aggregate in any one fiscal year. In fiscal 2000, Mr. Frank was paid $25,000 in respect of this bonus plan.

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

         Mr. Allan. The Company has an year-by-year employment agreement with Mr. Allan (sometimes hereinafter referred to as the "executive") which commenced September 1, 1993 that provides for a base salary of $115,050. The agreement provides for the payment of an annual management bonus based upon the defined profits of the Company's operating division. The aggregate amount of such management bonus payable each year to the executive and to all other executives is not to exceed 8% of such defined profits and the allocation thereof is made by the Compensation Committee of the Company based on recommendations of Mr. Frank as Chief Executive Officer. Mr. Allan is also entitled to an executive bonus calculated as a percentage of defined annual profits of the Company that exceed $2,000,000. The agreement was extended in September 1996 and is renewed on a year-to-year basis.

         In the event of non-renewal of the agreement, the executive is entitled to an aliquot portion of the bonus he would have earned during the year of non-renewal, since the contract year does not coincide with the fiscal year of the Company. The agreement also provides that if the executive's employment terminates by reason of his death or disability, he is entitled to the greater of one year's salary or the salary for the balance of the term of the agreement and the management bonus that would otherwise have been paid to him. If the executive's employment is otherwise terminated without cause, he is entitled to his salary and bonuses for the greater of one year or the balance of the term of the agreement.

         The agreement also provides for certain termination rights in the event of a change in control of the Company. Change in control is defined to include certain changes in the make-up of the Company's board of directors or a sale of the Company's assets or business. The executive has the right to terminate his employment within a defined period (ranging up to one year) following a change in control and (i) to be paid his base salary for a period of up to 24 months following such termination; (ii) to continue to receive for a like period the benefits that he is entitled to receive under his agreement and (iii) to be paid 25% of base salary in lieu of all bonus entitlement. The agreement also provides for substantially the same payments and benefits in the event the executive's employment is terminated by the Company without cause as a result of a change in control. In the event of any termination other than for cause, or voluntary resignation in the absence of a change in control, the executive's options become fully exercisable for a period of seven months following termination. If a change in control had occurred on May 1, 2000, and if Mr. Allan had exercised his rights of termination, payments by the Company would have been approximately $302,000 in the aggregate.

STOCK OPTION GRANTS.

         During fiscal 2000 no option grants relating to the Company's shares were made to any of the named executives officers. In August 1999, 9,750 and 7,750 options for shares of Oakhurst stock were granted to Messrs. Allan and Frank, respectively. These options vest over a four year period, with one-quarter of the total immediately exercisable.

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         During fiscal 2000, no options were exercised by any of the named executive officers.

         The following table sets forth certain information at February 29, 2000, the Company's fiscal year end, based upon (i) the average of the bid and ask price per share of the Company's common stock ($0.03) on that date, and (ii) the closing price per share of Oakhurst's common stock, ($1.22) on that date, as they relate to stock options held at that date by each of the individuals named in the Summary Compensation

Table. The "value" of unexercised in-the-money options is the difference between the market value of the common stock subject to the options at February 29, 2000 and the exercise (purchase) price of the option shares.

                                       Number of Securities                Value of Unexercised
                                      Underlying Unexercised              in-the-Money Options at
                                    Options at Fiscal Year End                Fiscal Year End
         Name                      Exercisable     Unexercisable        Exercisable    Unexercisable
         ----                      -----------     -------------        -----------    -------------
THE COMPANY'S COMMON STOCK
Bernard H. Frank                        23,141                --                 --               --
Terrance W. Allan                        9,257                --                 --               --

OAKHURST COMMON STOCK
Bernard H. Frank                        70,265             5,812        $       400    $        1,300
Terrance W. Allan                       31,769             7,312        $       500    $        1,600

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2000.

         This report has been prepared by the Compensation Committee of the Board of Directors of the Company and addresses the Company's compensation policies with respect to the Chief Executive Officer and executive officers of the Company in general for the 2000 fiscal year. Except for Mr. Frank, each member of the Committee is a non-employee director.


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


CHIEF EXECUTIVE OFFICER'S AND OTHER EXECUTIVE OFFICER'S COMPENSATION


         Both executive officers are compensated under a written employment agreement. These agreements are reviewed by Oakhurst's Compensation Committee and approved by the Company's Compensation Committee with Mr. Frank abstaining from voting on his own agreement.

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

                             ----------------------

PERFORMANCE GRAPH

         The following graph assumes an investment of $100 on February 28, 1995 and compares annual changes thereafter in the market price of the Company's Common Stock with (i) the Dow Jones Global US Market Index (a broad market index), and (ii) the Dow Jones Retailers - Other Specialty Index, a group of companies whose marketing strategy is focused on a limited product line, such as automotive parts. Both indices are published in the Wall Street Journal.




                                    [GRAPH]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT.

         The following tables set forth certain information regarding beneficial ownership of the Common Stock at May 1, 2000. Except as otherwise indicated in the footnotes, the Company believes that the beneficial owners of the Common Stock listed in this Item 12, based on information furnished by such owners, have sole investment and voting power with respect to the shares of Common Stock shown as beneficially owned by them.


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS

         This table sets forth certain information regarding beneficial ownership of the Common Stock by each person known by the Company to own beneficially more than 5% of the outstanding Common Stock.

Name and Address                                          Number of Shares of             Percentage of
of Beneficial Owner                                     Series A Preferred Stock               Class
-------------------                                     ------------------------          -------------
Oakhurst Company, Inc.                                          1,938,526                      100%
2751 Centerville Road, Suite 3131
Wilmington, Delaware 19808

Name and Address                                          Number of Shares of             Percentage of
of Beneficial Owner                                          Common Stock                      Class
-------------------                                     ------------------------          -------------

Oakhurst Company, Inc.                                           286,955                     10.0%
2751 Centerville Road, Suite 3131
Wilmington, Delaware 19808

----------

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

Name and Address                                  Number of Shares    Percentage of
of Beneficial Owner                                Common Stock           Class
-------------------                               ----------------    -------------
Bernard H. Frank ............................         23,141                 *
Terrance W. Allan ...........................          9,257                 *
John D. Abernathy ...........................            -0-                --
Mark Auerbach ...............................         16,662                 *
Joel S. Lever ...............................         40,819               1.3%
Robert M. Davies ............................            -0-                --
Maarten D. Hemsley ..........................        113,419               3.4%

All directors and
executive officers as a group, 5 persons ....        203,298               6.0%


----------

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

     1.  Financial Statements:

         Independent Auditors' Report

         Balance Sheets: February 29, 2000 and February 28, 1999

         Statements of Operations for the fiscal years ended February 29, 2000, February 28, 1999, and February 28, 1998

         Statements of Stockholders' Deficiency for the fiscal years ended
              February 29, 2000, February 28, 1999, and February 28, 1998

         Statements of Cash Flows for the fiscal years ended February 29, 2000, February 28, 1999, and February 28, 1998

         Notes to Financial Statements


     2. The following Financial Statement Schedules for the fiscal years ended February 29, 2000, February 28, 1999, and February 28, 1998 are submitted herewith:

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

   3.2 By-laws of the Company as amended through May 17, 1993 (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1994).

x/10.1            Employment Agreement with Bernard H. Frank dated as of April
                  1, 1998 (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

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

  18.1 Letter regarding change in accounting principle (filed as exhibit 18.1 to the Company's Form 10-K for the year ended
                  February 28, 1999).


  *27             Financial Data Schedule (EDGAR transmission only).

   27.1           Restated Financial Data Schedule for the quarter ended
                  November 30, 1998 (filed as exhibit #27 to the Company's Form
                  10-Q for the quarter ended November 30, 1998) (EDGAR transmission only).

   27.2           Restated Financial Data Schedule for the quarter ended August
                  31, 1998 (filed as exhibit #27 to the Company's Form 10-Q for the quarter ended August 31, 1998) (EDGAR transmission only).

   27.3           Restated Financial Data Schedule for the quarter ended May 31,
                  1998 (filed as exhibit #27 to the Company's Form 10-Q for the quarter ended May 31, 1998) (EDGAR transmission only).

   27.4           Restated Financial Data Schedule for the year ended February
                  28, 1998 (filed as exhibit #27 to the Company's Form 10-K for the year ended February 28, 1998) (EDGAR transmission only).

   27.5           Restated Financial Data Schedule for the quarter ended
                  November 30, 1997 (filed as exhibit #27 to the Company's Form
                  10-Q for the quarter ended November 30, 1997) (EDGAR transmission only).

   27.6           Restated Financial Data Schedule for the quarter ended August
                  31, 1997 (filed as exhibit #27 to the Company's Form 10-Q for the quarter ended August 31, 1997) (EDGAR transmission only).

   27.7           Restated Financial Data Schedule for the quarter ended May 31,
                  1997 (filed as exhibit #27 to the Company's Form 10-Q for the quarter ended May 31, 1997) (EDGAR transmission only).

   27.8           Restated Financial Data Schedule for the year ended February
                  28, 1997 (filed as exhibit

                  #27 to the Company's Form 10-K for the year ended February 28,
                  1997) (EDGAR transmission only).





----------

x/   Management contract or compensatory plan or arrangement.

*    Filed herewith


(b)  Reports on Form 8-K:

          No Reports on Form 8-K were filed during the last quarter of the fiscal year ended February 29, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    STEEL CITY PRODUCTS, INC.


Dated: July 12, 2000                By:  /s/ Bernard H. Frank
                                      -----------------------------------------
                                      Bernard H. Frank, Chief Executive Officer
                                      (duly authorized officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                                           TITLES                                DATE
----------                                           ------                                ----
    /s/  Bernard H. Frank                        Chairman of the Board                 July 12, 2000
---------------------------------
         Bernard H. Frank                        Chief Executive Officer
                                                 Director (principal
                                                 executive officer)


    /s/  Maarten D. Hemsley                      Chief Financial Officer               July 12, 2000
---------------------------------                (principal financial and
         Maarten D. Hemsley                      accounting officer)
                                                 Director


    /s/  Terrance W. Allan                       Executive Vice President              July 12, 2000
---------------------------------                Director
         Terrance W. Allan



    /s/  John D. Abernathy                       Director                              July 12, 2000
---------------------------------
         John D. Abernathy



    /s/  Mark Auerbach                           Director                              July 12, 2000
---------------------------------
         Mark Auerbach



    /s/  Robert M. Davies                        Director                              July 12, 2000
---------------------------------
         Robert M. Davies



    /s/  Joel S. Lever                           Director                              July 12, 2000
---------------------------------
         Joel S. Lever

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Steel City Products, Inc.:


We have audited the accompanying balance sheets of Steel City Products, Inc. as of February 29, 2000 and February 28, 1999, and the related statements of operations, stockholders' deficiency, and cash flows for the years ended February 29, 2000, and February 28, 1999 and 1998. Our audits also included the financial statement schedule listed at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Steel City Products, Inc. as of February 29, 2000 and February 28, 1999, and the results of its operations and its cash flows for the years ended February 29, 2000, and February 28, 1999 and 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




 /s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
July 12, 2000


                                      -F1-

                            STEEL CITY PRODUCTS, INC.
                                 BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS                                         FEBRUARY 29, FEBRUARY 28,
                                                                                       2000         1999
                                                                                    -----------  ----------
Current assets:
     Cash..........................................................................   $      7    $      2
     Trade accounts receivable, less allowance of $230 and $244, respectively .....      2,478       2,173
     Inventories ..................................................................      4,795       3,947
     Other ........................................................................         81          82
                                                                                      --------    --------
                       Total current assets .......................................      7,361       6,204
                                                                                      --------    --------

Property and equipment, at cost ...................................................      1,160       1,128
     Less accumulated depreciation ................................................       (782)       (710)
                                                                                      --------    --------
                                                                                           378         418
                                                                                      --------    --------

Other assets ......................................................................        171         856
                                                                                      --------    --------
                                                                                           171         856
                                                                                      --------    --------
                                                                                      $  7,910    $  7,478
                                                                                      ========    ========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable..............................................................   $  4,869    $  3,935
     Accrued compensation .........................................................        374         354
     Current maturities of long-term obligations ..................................        209         214
     Due to affiliate .............................................................         --         643
     Other ........................................................................        132         129
                                                                                      --------    --------
                       Total current liabilities ..................................      5,584       5,275
                                                                                      --------    --------

Long-term obligations:
     Long-term debt ...............................................................      3,172       2,786
     Other long-term obligations ..................................................        180         243
                                                                                      --------    --------
                                                                                         3,352       3,029
                                                                                      --------    --------
Commitments and contingencies

Stockholders' deficiency:
     Preferred stock, par value $0.01 per share; authorized
      5,000,000 shares, issued 1,938,526 shares;
      liquidation preference $10,135 ..............................................         19          19
     Common stock, par value $0.01 per share; authorized
      5,000,000 shares; issued 3,238,061 shares ...................................         32          32
      Additional paid-in capital ..................................................     43,824      43,824
     Deficit (Reorganized on August 26, 1989) .....................................    (36,570)    (36,893)
     Advances to Oakhurst Company, Inc. (See Note 3) ..............................     (8,330)     (7,807)
     Treasury stock, at cost, 207 common shares ...................................         (1)         (1)
                                                                                      --------    --------
                       Total stockholders' deficiency .............................     (1,026)       (826)
                                                                                      --------    --------
                                                                                      $  7,910    $  7,478
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


                                      -F2-

                            STEEL CITY PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               FISCAL         FISCAL         FISCAL
                                                             YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                            FEBRUARY 29,    FEBRUARY 28,   FEBRUARY 28,
                                                                2000           1999           1998
                                                            ------------    -----------    -----------
Sales ....................................................   $    20,142    $    18,092    $    17,879
Other income .............................................           634            738            584
                                                             -----------    -----------    -----------
                                                                  20,776         18,830         18,463
                                                             -----------    -----------    -----------
Cost of goods sold, including occupancy and
    buying expenses ......................................        16,255         14,754         14,340
Operating, selling and administrative expenses ...........         3,859          3,795          4,150
Provision for doubtful accounts, net of recoveries .......            57             26            138
Interest expense .........................................           349            290            396
Gain on the sale of real estate ..........................            --             --         (1,760)
                                                             -----------    -----------    -----------
                                                                  20,520         18,865         17,264
                                                             -----------    -----------    -----------

Income (loss) before undistributed earnings of
    affiliate and income taxes ...........................           256            (35)         1,199
                                                             -----------    -----------    -----------

Undistributed earnings of affiliate ......................            77            196            196
                                                             -----------    -----------    -----------

Income taxes:
    Current income tax expense ...........................            10              8             --
    Deferred income tax expense ..........................            --             --          1,000
                                                             -----------    -----------    -----------
                                                                      10              8          1,000
                                                             -----------    -----------    -----------

Net income ...............................................           323            153            395

Effect of Series A Preferred Stock dividends .............        (1,014)        (1,014)        (1,014)
                                                             -----------    -----------    -----------

Net loss attributable to common stockholders .............   $      (691)   $      (861)   $      (619)
                                                             ===========    ===========    ===========

Basic and diluted per share amounts:
    Net loss attributable to common
       stockholders after preferred stock dividends ......   $     (0.21)   $     (0.27)   $     (0.19)
                                                             ===========    ===========    ===========

Weighted average number of shares outstanding
    used in computing per share amounts ..................     3,238,061      3,238,061      3,238,061
                                                             ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.


                                      -F3-

                            STEEL CITY PRODUCTS, INC.
                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                         ADDITIONAL  ADVANCES
                                                   PREFERRED     COMMON      PAID-IN      RETAINED  TO OAKHURST
                                                     STOCK        STOCK      CAPITAL      DEFICIT   COMPANY, INC.
                                                  ----------   ----------   ----------   ---------  ------------
BALANCE AT FEBRUARY 28, 1997 ...................  $       19   $       32   $   43,824   $(37,441)   $ (6,683)

Change in advances to Oakhurst Company, Inc.....                                                          (39)
Net income .....................................                                              395
                                                  ----------   ----------   ----------   --------    --------
BALANCE AT FEBRUARY 28, 1998 ...................          19           32       43,824    (37,046)     (6,722)

Change in advances to Oakhurst Company, Inc.....                                                       (1,085)
Net income .....................................                                              153
                                                  ----------   ----------   ----------   --------    --------
BALANCE AT FEBRUARY 28, 1999 ...................          19           32       43,824    (36,893)     (7,807)
Change in advances to Oakhurst Company, Inc.....                                                         (523)
Net income .....................................                                              323


                                                  ----------   ----------   ----------   --------    --------
BALANCE AT FEBRUARY 29, 2000 ...................  $       19   $       32   $   43,824   $(36,570)   $ (8,330)
                                                  ==========   ==========   ==========   ========    ========


                                                  TREASURY
                                                    STOCK      TOTALS
                                                  ----------  ---------
BALANCE AT FEBRUARY 28, 1997 ...................  $       (1) $   (250)

Change in advances to Oakhurst Company, Inc.....                   (39)
Net income .....................................                   395
                                                  ----------  --------
BALANCE AT FEBRUARY 28, 1998 ...................          (1)      106

Change in advances to Oakhurst Company, Inc.....                (1,085)
Net income .....................................                   153
                                                  ----------  --------
BALANCE AT FEBRUARY 28, 1999 ...................          (1)     (826)
Change in advances to Oakhurst Company, Inc.....                  (523)
Net income .....................................                   323


                                                  ----------  --------
BALANCE AT FEBRUARY 29, 2000 ...................  $       (1) $ (1,026)
                                                  ==========  ========

   The accompanying notes are an integral part of these financial statements.


                                      -F4-

                            STEEL CITY PRODUCTS, INC.
                            STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                           FISCAL           FISCAL           FISCAL
                                                                         YEAR ENDED        YEAR ENDED      YEAR ENDED
                                                                        FEBRUARY 29,      FEBRUARY 28,    FEBRUARY 28,
                                                                            2000              1999            1998
                                                                        ------------      ------------    ------------
Cash flows from operating activities:
   Income from continuing operations.............................       $        323        $      153    $        395
   Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
            Depreciation and amortization........................                176                99             173
            Gain on the sale of real estate .....................                 --                --          (1,760)
            Retirement of property and equipment.................                 --                --               2
            Deferred tax expense.................................                 --                --           1,000
            Undistributed earnings of affiliate..................                (77)             (196)           (196)
   Other changes in operating assets and liabilities:
            Accounts receivable..................................               (305)              525            (140)
            Inventories..........................................               (848)                4            (333)
            Accounts payable.....................................                934                 9            (159)
            Other................................................                135                20             296
                                                                        ------------        ----------    ------------
Net cash provided by (used in) operating activities of:
   Continuing operations.........................................                338               614            (722)
   Discontinued operations.......................................                 --              (294)           (294)
                                                                        ------------        ----------    ------------
Net cash provided by (used in) operating activities..............                338               320          (1,016)
                                                                        ------------        ----------    ------------

Cash flows from investing activities:
   Proceeds from the sale of real estate.........................                 --                --           2,656
   Additions to property and equipment...........................                (69)             (177)           (280)
   Other.........................................................                 --                --              52
                                                                        ------------        ----------    ------------
Net cash (used in) provided by investing activities..............                (69)             (177)          2,428
                                                                        ------------        ----------    ------------

Cash flows from financing activities:
   Net borrowings (repayments) under
   revolving credit agreement....................................                386               716             (80)
   Net increase in advances to Oakhurst..........................               (523)           (1,085)            (39)
   Proceeds from long-term borrowings............................                 --               263              --
   Principal payments on long-term obligations...................                (67)              (36)         (1,294)
   Deferred loan costs...........................................                (60)               --              --
                                                                        ------------        ----------    ------------
Net cash used in financing activities............................               (264)             (142)         (1,413)
                                                                        ------------        ----------    ------------

Net increase (decrease) in cash..................................                  5                 1              (1)
Cash at beginning of year........................................                  2                 1               2
                                                                        ------------        ----------    ------------
Cash at end of year .............................................       $          7        $        2    $          1
                                                                        ============        ==========    ============

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
   Interest......................................................       $        343        $      337    $        413
                                                                        ============        ==========    ============

Supplemental schedule of non-cash financing activities:
   Capital lease obligations incurred for new equipment..........       $                   $      144    $         --
                                                                        ============        ==========    ============


   The accompanying notes are an integral part of these financial statements.


                                      -F5-

                            STEEL CITY PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

   Business Activities:

         Steel City Products, Inc. ("SCPI" or "the Company") is a wholesale distributor primarily of automotive accessories, operating under the trade name Steel City Products, selling mainly to discount retail chains, hardware and supermarket retailers, drug stores and to automotive specialty stores, based principally in the Northeastern United States. In fiscal 1997, SCPI also began distributing non-food pet supplies, primarily to supermarket retailers. SCPI is a majority-owned subsidiary of Oakhurst Company, Inc., ("Oakhurst") (see Note
2). SCPI operates in one segment.

   Use of Estimates:

         The financial statements have been prepared in conformity with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Fiscal Year:

         The Company's fiscal year ends on the last day of February.

   Inventories:

         Inventories are valued at the lower of cost as determined by the first-in first-out (FIFO) method, or market.

   Property and Equipment:

         Depreciation and amortization are computed using the straight-line method. Estimated useful lives used for computing depreciation and amortization are: leasehold improvements, 10 years; and office furniture and warehouse equipment, 3-10 years. Depreciation expense was approximately $109,000, $92,000 and $104,000 in fiscal 2000, 1999 and 1998, respectively.

   Other Assets:

         Other assets include goodwill associated with the acquisition in 1969 of Steel City Products, which is being amortized over a 40 year period. The unamortized values at February 29, 2000 and February 28, 1999 are approximately $141,000 and $147,000, respectively.

         SCPI periodically evaluates its long-lived assets to assess whether the carrying values have been impaired, using the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". No such write-downs due to impairment were recorded in fiscal 2000, 1999 and 1998.

   Revenue Recognition:

         Revenues are recognized at the time products are shipped.


                                      -F6-

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

   Earnings Per Share:

         Basic earnings or loss per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the year. The diluted earnings per share calculation assumes the conversion of dilutive stock options into common shares. Loss per share amounts do not include common stock equivalents since that would have an antidilutive effect and reduce net loss per share. At February 29, 2000, there were options to purchase 126,198 shares of common stock outstanding that were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market value of the common shares.

   Stock Based Compensation:

         The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

  New Accounting Pronouncements:

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted in years beginning after June 15, 2000. The Company does not anticipate that the adoption of SFAS No. 133 will have a significant effect on its financial position or results of operations.

  Reclassification of Shareholder Advances:

         In February 2000, advances made to Oakhurst of $8.4 million were reclassified from assets to a component of stockholders' deficiency because the repayment of these advances from sources other than the declaration of SCPI's Series A preferred stock dividends presently appears unlikely. The financial statements for the periods prior to fiscal 2000 have been revised to reflect a similar reclassification as of each respective balance sheet date.

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

         Under the merger transaction, SCPI was required for a period of five years following the merger to issue to Oakhurst (or cancel) such number of shares of Series A Preferred Stock and/or common stock as shall be


                                      -F7-
necessary, in accordance with periodic determinations, to maintain Oakhurst's aggregate stock ownership of SCPI at 90%. Revaluations required subsequent to fiscal 1994 have not been completed. Management expects that such revaluations, when complete, will result in a cumulative decrease in the valuation of SCPI, and that additional Series A Preferred shares outstanding and related dividends may be canceled once such valuations are complete.

         The Series A Preferred Stock carries a dividend rate of $0.5228 per share and has a redemption price and liquidation preference of $5.2282 per share plus any accumulated dividends in arrears. Through February 29, 2000, dividends of approximately $9.2 million have accumulated since the effective date of the merger; of this amount, approximately $3.6 million has been declared by SCPI's Board of Directors and paid. Approximately $5.6 million of undeclared dividends in arrears was outstanding at February 29, 2000. The Series A Preferred Stock has voting rights which are ten times greater than the common stock voting rights.

3.  ADVANCES TO OAKHURST COMPANY, INC.

         SCPI participates in a cash concentration system with Oakhurst. Available cash that has been transferred to Oakhurst has been reflected as an addition to the advances to Oakhurst. Advances to Oakhurst bear interest at the Citibank base rate plus 2%.

4.  PROPERTY AND EQUIPMENT

         Property and equipment are summarized as follows (in thousands):

                                                                                  FEBRUARY 29,      FEBRUARY 28,
                                                                                      2000              1999
                                                                                  ------------      -------------
              Leasehold improvements ........................................          $ 316              316
              Office furniture and warehouse equipment.......................            844              812
                                                                                       -----            -----
                                                                                       1,160            1,128
              Less accumulated depreciation..................................           (782)            (710)
                                                                                       -----            -----
                                                                                       $ 378            $ 418
                                                                                       =====            =====

5.  LONG-TERM OBLIGATIONS AND OAKHURST LINE OF CREDIT

         Long-term obligations, including the present value of the Creditor Notes (see Note 9), consist of the following (in thousands):

                                                                                       FEBRUARY 29,  FEBRUARY 28,
                                                                                           2000         1999
                                                                                      ------------- ------------
   Revolving Credit Agreement due in May 2003 ....................................        $ 3,172     $ 2,786
   Capital lease obligations for computer and warehouse equipment,
         due monthly through October 2003.........................................            128         167
   Creditor Notes (see Note 8)....................................................            144         147
   Subordinated loan for leasehold improvements,
         due monthly through October 2003.........................................             74          92
   Other..........................................................................             43          51
                                                                                           ------     -------
                                                                                            3,561       3,243
   Less current portion...........................................................            209         214
                                                                                           ------      ------
                                                                                           $3,352      $3,029
                                                                                           ======      ======

         In March 1996, Oakhurst obtained financing from an institutional lender (replacing its then existing bank loan agreement) that provided a total facility for Oakhurst and its subsidiaries of $9.5 million, comprised of a SCPI term loan of $1.5 million (the "Fixed Asset Loan") and a maximum revolving credit facility of $8 million (the "Revolver") (collectively, the "Credit Facility"). The Credit Facility required that any loans be made directly to Oakhurst's subsidiaries, including SCPI. The initial funding of the Revolver resulted in a loan to SCPI of approximately $2.1 million. SCPI immediately advanced those funds to


                                      -F8-

Oakhurst to enable it to repay a portion of the amounts outstanding under the previous revolving debt. The advance bore interest at the same rate as the Credit Facility.

         Reflecting certain subsidiary disposals by Oakhurst, the Credit Facility was amended in June 1997. The agreement principally reduced the maximum amount available under the Revolver to $7 million subject to a borrowing base, and amended certain financial covenants. In September 1997, Oakhurst and its subsidiaries reached an agreement to extend the Revolver beyond its initial two year term to March 1999, and paid a renewal fee of $35,000. The Credit Facility provided for subsequent automatic renewal terms of one year each upon payment of a renewal fee of 0.5% of the entire line, unless earlier terminated as provided for in the Agreement.

         In part to substantially reduce its overall debt level, in December 1997 SCPI sold its warehouse in Pittsburgh, Pennsylvania for a gross sales price of approximately $2.8 million in cash. Accordingly, in the fourth quarter of fiscal 1998 SCPI recorded a pre-tax gain of approximately $1.8 million in connection with the sale. After repayment of the Fixed Asset Loan secured by the property, the net proceeds of approximately $1.6 million were used to cover the expenses of moving to newer, leased premises, to make certain improvements to such premises, to increase SCPI's levels of working capital and to reduce amounts outstanding under the Revolver.

         In March 1999, the Credit Facility was renewed for one year and amended to provide for only a revolving line of credit (the "Revolver") , increase certain borrowing base percentages, increase the interest rate to Citibank N.A. base rate plus 2%, and amend the financial covenants.

         In July 2000 Oakhurst and SCPI entered into an agreement with the institutional lender to identify SCPI as the Borrower (cross-collateralized by Oakhurst), to provide for a three year term and reduce the total Revolver to $4.0 million, subject to a borrowing base.

         In October 1998, SCPI obtained a low-interest loan from the Redevelopment Authority of the City of McKeesport (the "Subordinated Loan"). The Subordinated Loan, which is subordinated to the Revolver, was in the amount of $98,000 and bears interest at the rate of 5% per annum. The loan is being repaid in monthly installments through October 2003.

         Long-term obligations mature during each fiscal year as follows (in thousands):

                    FISCAL
                    ------
                    2001..............................            $  209
                    2002..............................                65
                    2003..............................                70
                    2004..............................             3,217
                                                                  ------
                                                                  $3,561
                                                                  ======


                                      -F9-

6.   FINANCIAL INSTRUMENTS

         Financial instruments at February 29, 2000 and February 28, 1999 consist of the following (in thousands):

                                                  FEBRUARY 29, 2000         FEBRUARY 28, 1999
                                               ---------------------      --------------------
                                               CARRYING      FAIR          CARRYING    FAIR
                                                 VALUE       VALUE           VALUE     VALUE
                                               ---------    --------      ---------- ---------
         Revolver ..........................    $3,172      $ 3,172        $  2,786  $  2,786
         Creditor Notes.....................       144          247             147       295
         Subordinated Loan .................        74           74              92        92

         The fair values of the instruments were based upon the rate available to the Company for instruments of the same maturities.

7.   INCOME TAXES AND DEFERRED TAX ASSET

         As of February 29, 2000, SCPI and Oakhurst had, for tax reporting purposes, net operating tax loss carry-forwards and capital losses of approximately $158 million (the majority of which relate to SCPI) which expire in the years 2001 through 2013. Under SFAS No. 109, SCPI records as an asset the tax effect of its net operating tax loss carry-forwards and other tax benefits, reduced by a valuation allowance which reduces the net asset to the amount management believes more likely than not will be realized. At the balance sheet date, existing deferred tax assets are fully reserved.

         Changes in business conditions and operating trends warrant periodic management reviews of the recorded valuation allowance to determine if an increase or decrease in such allowance would be appropriate.

         In fiscal 1997, the Board of Directors of Oakhurst made the decision to dispose of two of its subsidiaries, and the consolidated income of Oakhurst decreased, which led to further increases of approximately $591,000 in the valuation allowance of the deferred tax asset for the period ended February 28, 1998, primarily due to the loss of potential revenues pursuant to a tax sharing agreement between SCPI and Oakhurst. If future profit levels exceed current expectations, and economic or business changes warrant upward revisions in the estimate of the realizable value of net operating tax loss carry-forwards, the consequent reduction in the valuation allowance would result in a corresponding deferred tax benefit in future results of operations to the extent of the aggregate charges of $3.3 million to deferred tax expense in prior years, and any benefit in excess of such charge would be reflected as an addition to paid-in capital. The accounting treatment to increase paid-in capital results from SCPI's quasi-reorganization accounting in fiscal 1990.

         The deferred tax effects of temporary differences are not significant and current income tax expense represents state income taxes.

         Income tax expense consists of the following (in thousands):


                                      -F10-

                                                            FISCAL           FISCAL           FISCAL
                                                          YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                         FEBRUARY 29,     FEBRUARY 28,     FEBRUARY 28,
                                                             2000             1999             1998
                                                        ---------------  --------------   --------------
         Current tax expense.........................     $    10           $    8           $  412
         Current tax benefit from utilization of
           net operating tax loss carry-forwards.....          --               --             (412)
                                                           ------           ------           ------
                                                               10                8               --
         (Decrease) increase in valuation allowance
           of the deferred tax asset.................         (86)              --              591
         Deferred tax expense........................          86               --              409
                                                          -------           ------           ------
         Income tax expense..........................     $    10           $    8           $1,000
                                                          =======           ======           ======

         The income tax provision differs from the amount computed using the statutory federal income tax rate of 34% applied to income or loss from continuing operations for the following reasons (in thousands):

                                                                    FISCAL           FISCAL        FISCAL
                                                                  YEAR ENDED       YEAR ENDED    YEAR ENDED
                                                                  FEBRUARY 29,     FEBRUARY 28,  FEBRUARY 28,
                                                                      2000            1999          1998
                                                                 -------------    ------------   ------------
         Tax expense based on the
           U.S. federal statutory rate.....................        $  113               55         $  474
         State income tax expense
           net of refunds and federal benefit..............             7               10             --
         Equity in undistributed income....................           (26)             (67)           (67)
         (Decrease) increase in deferred tax asset
           valuation allowance.............................           (86)              --            591
         Non-deductible costs..............................             2               10              2
                                                                   ------            -----         ------
             Income tax expense............................        $   10            $   8         $1,000
                                                                   ======            =====         ======

         The availability of the net operating tax loss carry-forwards may be adversely affected by future ownership changes of SCPI or Oakhurst; at this time, such changes cannot be predicted. SCPI's and Oakhurst's estimated operating tax loss carry-forwards at February 29, 2000 expire as follows (in thousands):

                    Fiscal
                    ------
                    2001 ..........................        $ 12,000
                    2002 ..........................          52,000
                    2003 ..........................          22,000
                    2004 ..........................          49,000
                    2005 ..........................          15,000
                    2010...........................           1,000
                    2011...........................           2,000
                    2012...........................           3,000
                    2013 ..........................           2,000
                                                           --------
                                                           $158,000
                                                           ========

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

         The Creditor Notes, which were non-interest bearing, were payable upon presentment in equal annual installments through July 1998. The Creditor Notes were discounted using an imputed interest rate of 7.5%. Imputed interest expense of approximately $9,000 and $34,000 was included in results of continuing operations for fiscal 1999 and 1998, respectively. There was no imputed interest expense recorded in fiscal 2000. In addition, income of approximately $5,000 and $127,000 associated with the expiration of Creditor Notes was included in results of continuing operations for fiscal 2000 and fiscal 1999, respectively.

         The accompanying statements of cash flows reflect any cash payments associated with the disposal of the former Retail Division as discontinued operations.

9.  STOCK OPTIONS

          In fiscal 1992, the Board of Directors granted options to purchase 215,987 shares of common stock to key employees and to members of the Board of Directors. The exercise price of the options, which was equal to the market value of the stock at the date of the grant, is $0.625. In fiscal 1997, 89,789 options expired. As of February 29, 2000, no options had been exercised; all options are fully vested and will remain exercisable through 2001.

10 .  EMPLOYEE PENSION PLAN

         Steel City Products, together with Oakhurst, maintains a profit-sharing plan ("the Plan") covering substantially all of its employees, whereby employees may contribute a percentage of compensation, limited to maximum allowed amounts under the Internal Revenue Code. The Plan provides for discretionary employer contributions, the level of which, if any, is to be determined annually by each company's Board of Directors. There were no discretionary contributions made by the Company for the years ended February 29, 2000, February 28, 1999 or February 28, 1998.

11.  OPERATING LEASE

         In December 1997, the Company entered into an operating lease for its warehouse with an initial term that expires January 1, 2003, with one additional five-year renewal option. The lease requires minimum rental payments of $247,000 per annum, and payment by the Company of certain expenses such as liability insurance, maintenance and other operating costs. Total rent expense for the fiscal years ended February 29, 2000, February 28, 1999 and 1998 was approximately $247,000, $247,000 and $41,000, respectively.

12.  COMMITMENTS AND CONTINGENCIES

         SCPI has an employment agreement with a senior executive that provides termination rights in the event of a change in control of SCPI, as defined. The rights include payments of up to twenty-four months of the executive's base salary, along with continuation of benefits and certain other payments. The agreement also provides for substantially the same provisions in the event that the executive's employment were to be terminated by SCPI without cause. The agreement was extended in August 1996 on a year to year basis, and will continue under the same terms unless a notice of non-renewal is given by either party 90 days prior to the anniversary date of such renewal, or unless replaced by a new agreement.

         Management is unaware of any other significant contingencies.


                                      -F12-

13.  MAJOR CUSTOMERS

         Sales to major customers representing individually more than 10% of sales were as follows (in thousands):

                           Fiscal Year Ended           Fiscal Year Ended        Fiscal Year Ended
                           February 29, 2000           February 28, 1999        February 28, 1998
                           -----------------           -----------------        -----------------
                                       % of                       % of                      % of
                            Sales     Sales             Sales    Sales           Sales     Sales
                           ------     ------           -------  ------          -------   ------
         Ames              $3,144      16%             $1,955     11%           $2,178      12%
         Kroger            $2,037      10%             $1,745      9%           $1,263       7%

14.  RELATED PARTY TRANSACTIONS

         In June 1995, SCPI engaged Oakhurst Management Corporation ("OMC"), a wholly-owned subsidiary of Oakhurst, to provide certain legal, management, investor relations, accounting, and tax services. SCPI's results for the fiscal years ended 2000, 1999 and 1998 include charges of approximately $322,000, $367,000 and $582,000, respectively, for these services.


                                      -F13-

                                                                     SCHEDULE II

                            STEEL CITY PRODUCTS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                    COLUMN A                    COLUMN B                 COLUMN C                    COLUMN D         COLUMN E
                    --------                    --------                 --------                    --------         ---------

                                                BALANCE AT      CHARGED           CHARGES TO                           BALANCE
                                                BEGINNING       TO COSTS         OTHER ACCOUNTS     DEDUCTIONS         AT END
                  DESCRIPTION                   OF PERIOD      AND EXPENSES        - DESCRIBE       - DESCRIBE        OF PERIOD
                  ===========                   ==========     ============      ==============     ==========        ==========
Allowance for doubtful accounts deducted
       from trade accounts receivable:

Years ended:
       February 29, 2000................        $    244        $    51             $     -          $    65(A)         $   230
                                                ========        =======             =======          =======            =======

       February 28, 1999................        $    355        $    26             $     -          $   137(A)         $   244
                                                ========        =======             =======          =======            =======

       February 28, 1998................        $    389        $   138             $     -          $   172(A)         $   355
                                                ========        =======             =======          =======            =======


(A) Amounts were deemed uncollectible.


                                      -F14-

                               INDEX TO EXHIBITS

  Exhibit No.                  Description
  -----------                  -----------
         3.1      Restated Certificate of Incorporation (filed as Exhibit 3(a)
                  to the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1993).

         3.2 By-laws of the Company as amended through May 17, 1993 (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1994).

     [x]10.1      Employment Agreement with Bernard H. Frank dated as of April
                  1, 1998 (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

     [x]10.2      Employment Agreement with Terrance W. Allan dated as of
                  September 1, 1993 (filed as Exhibit 10.3 to the Company's
                  Annual Report of Form 10-K for the fiscal year ended February
                  26, 1994).

     [x]10.4 Form of Option Agreement dated August 29, 1991 with directors and executive officers (filed as Exhibit 10(t) to the Company's Annual report on Form 10-K for the fiscal year ended
                  February 29, 1992).

        10.5 Note Agreements with William T. Apgar, Liquidating Trustee for the Retail Acquisition Corp. Amended Plan of Reorganization,
                  (filed as Exhibit 10(w) the Company's Annual Report on Form
                  10-K for the fiscal year ended February 27, 1993).

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

     [x]10.9      Corporate Services Agreement between Steel City Products, Inc.
                  and Oakhurst Management Corporation dated June 1, 1995, (filed as exhibit #10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).

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

        18.1 Letter regarding change in accounting principle (filed as exhibit 18.1 to the Company's Form 10-K for the year ended
                  February 28, 1999).


         *27      Financial Data Schedule (EDGAR transmission only).

        27.1      Restated Financial Data Schedule for the quarter ended
                  November 30, 1998 (filed as exhibit #27 to the Company's Form
                  10-Q for the quarter ended November 30, 1998) (EDGAR transmission only).

        27.2      Restated Financial Data Schedule for the quarter ended August
                  31, 1998 (filed as exhibit #27 to the Company's Form 10-Q for the quarter ended August 31, 1998) (EDGAR transmission only).

        27.3      Restated Financial Data Schedule for the quarter ended May 31,
                  1998 (filed as exhibit #27 to the Company's Form 10-Q for the quarter ended May 31, 1998) (EDGAR transmission only).

        27.4      Restated Financial Data Schedule for the year ended February
                  28, 1998 (filed as exhibit #27 to the Company's Form 10-K for the year ended February 28, 1998) (EDGAR transmission only).

        27.5      Restated Financial Data Schedule for the quarter ended
                  November 30, 1997 (filed as exhibit #27 to the Company's Form
                  10-Q for the quarter ended November 30, 1997) (EDGAR transmission only).

        27.6      Restated Financial Data Schedule for the quarter ended August
                  31, 1997 (filed as exhibit #27 to the Company's Form 10-Q for the quarter ended August 31, 1997) (EDGAR transmission only).

        27.7      Restated Financial Data Schedule for the quarter ended May 31,
                  1997 (filed as exhibit #27 to the Company's Form 10-Q for the quarter ended May 31, 1997) (EDGAR transmission only).

        27.8      Restated Financial Data Schedule for the year ended February
                  28, 1997 (filed as exhibit

                  #27 to the Company's Form 10-K for the year ended February 28,
                  1997) (EDGAR transmission only).


-----------------

 [x]Management contract or compensatory plan or arrangement.

  *   Filed herewith


  (b) Reports on Form 8-K:

          No Reports on Form 8-K were filed during the last quarter of the fiscal year ended February 29, 2000.