Form 10-Q
period 2000-05-31
STEEL CITY PRODUCTS INC
filed 2000-07-28
CIK 46535

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2000

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number: 0-2572

                            STEEL CITY PRODUCTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


   DELAWARE                                                      55-0437067
--------------                                               -------------------
  (State of                                                   (I.R.S. Employer
Incorporation)                                               Identification No.)


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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     No  X
                                              ---    ---

     At July 1, 2000, 3,238,061 shares of the Registrant's Common Stock, $0.01 par value per share, were issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS



                     INDEX TO CONDENSED FINANCIAL STATEMENTS

                            STEEL CITY PRODUCTS, INC.



Condensed Balance Sheets at May 31, 2000
  and February 29, 2000 ............................................           3


Condensed Statements of Operations for the three month periods ended
  May 31, 2000 and May 31, 1999 ....................................           4


Condensed Statements of Cash Flows for the three month periods ended
  May 31, 2000 and May 31, 1999 ....................................           5


Notes to Condensed Financial Statements ............................           6

                            STEEL CITY PRODUCTS, INC.
                            CONDENSED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (Unaudited)


                                     ASSETS                                                MAY 31,    FEBRUARY 29,
                                                                                            2000          2000
                                                                                          --------    ------------
Current assets:
       Cash .........................................................................     $      4      $      7
       Trade accounts receivable, less allowance of $169 and $213, respectively .....        2,423         2,478
       Inventories ..................................................................        4,445         4,795
       Other ........................................................................          103            81
                                                                                          --------      --------
                       Total current assets .........................................        6,975         7,361
                                                                                          --------      --------

Property and equipment, at cost .....................................................        1,169         1,160
       Less accumulated depreciation ................................................         (809)         (782)
                                                                                          --------      --------
                                                                                               360           378
                                                                                          --------      --------

Other assets ........................................................................          168           171
                                                                                          --------      --------
                                                                                               168           171
                                                                                          --------      --------

                                                                                          $  7,503      $  7,910
                                                                                          ========      ========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
       Accounts payable .............................................................     $  4,493      $  4,869
       Accrued compensation .........................................................          242           374
       Current maturities of long-term obligations ..................................          198           209
       Other ........................................................................           74           132
                                                                                          --------      --------
                       Total current liabilities ....................................        5,007         5,584
                                                                                          --------      --------

Long-term obligations:
       Long-term debt ...............................................................        3,227         3,172
       Other long-term obligations ..................................................          165           180
                                                                                          --------      --------
                                                                                             3,392         3,352
                                                                                          --------      --------

Commitments and contingencies .......................................................           --            --

Stockholders' deficiency:
       Preferred stock, par value $0.01 per share; authorized
         5,000,000 shares, issued 1,938,526 shares;
         liquidation preference $10,135 .............................................           19            19
       Common stock, par value $0.01 per share; authorized
         5,000,000 shares; issued 3,238,061 shares ..................................           32            32
       Additional paid-in capital ...................................................       43,824        43,824
       Deficit (Reorganized on August 26, 1989) .....................................      (36,317)      (36,570)
       Advances to Oakhurst Company, Inc. ...........................................       (8,453)       (8,330)
       Treasury stock, at cost, 207 common shares ...................................           (1)           (1)
                                                                                          --------      --------
                       Total stockholders' deficiency ...............................         (896)       (1,026)
                                                                                          --------      --------

                                                                                          $  7,503      $  7,910
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

                            STEEL CITY PRODUCTS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)


                                                                THREE MONTHS     THREE MONTHS
                                                                   ENDED            ENDED
                                                                  MAY 31,          MAY 31,
                                                                   2000             1999
                                                                -----------      -----------
Sales .....................................................     $     5,745      $     5,625
Other income ..............................................             108               94
                                                                -----------      -----------
                                                                      5,853            5,719
                                                                -----------      -----------

Cost of goods sold, including occupancy and
    buying expenses .......................................           4,502            4,456
Operating, selling and administrative expenses ............             982            1,003
Provision for doubtful accounts ...........................              13               21
Interest expense ..........................................             101               78
                                                                -----------      -----------
                                                                      5,598            5,558
                                                                -----------      -----------

Net income before undistributed earnings of
    investment in affiliate and income tax expense ........             255              161

Undistributed earnings of investment in affiliate .........              --               55
Income tax expense ........................................              (2)              (2)
                                                                -----------      -----------
Net income ................................................             253              214

Effect of Series A Preferred Stock dividends ..............            (253)            (255)
                                                                -----------      -----------

Net loss attributable to common stockholders ..............     $        --      $       (41)
                                                                ===========      ===========



Basic and diluted net loss per share attributable to common
    stockholders after preferred stock dividends ..........     $        --      $     (0.01)
                                                                ===========      ===========

Weighted average number of shares outstanding used in
    computing basic and diluted per share amounts .........       3,238,061        3,238,061
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

                            STEEL CITY PRODUCTS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (Unaudited)


                                                                            THREE MONTHS      THREE MONTHS
                                                                                ENDED            ENDED
                                                                               MAY 31,          MAY 31,
                                                                                2000             1999
                                                                            ------------      ------------
Cash flows from operating activities:
  Net income .........................................................          $ 253           $ 214
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization ....................................             33              40
    Undistributed earnings of investment in affiliate ................             --             (55)
  Other changes in operating assets and liabilities:
    Accounts receivable ..............................................             55            (240)
    Inventories ......................................................            350            (264)
    Accounts payable .................................................           (376)            867
    Other ............................................................           (226)            (69)
                                                                                -----           -----
Net cash provided by operating activities ............................             89             493
                                                                                -----           -----

Cash flows from investing activities:
    Additions to property and equipment ..............................             (9)             (1)
                                                                                -----           -----
Net cash used in investing activities ................................             (9)             (1)
                                                                                -----           -----

Cash flows from financing activities:
    Net borrowings (repayments) under revolving credit agreement .....             55            (348)
    Principal payments on long-term obligations ......................            (15)            (17)
    Net increase in advances to Oakhurst .............................           (123)            (78)
    Deferred loan costs ..............................................             --             (49)

                                                                                -----           -----
Net cash used in financing activities ................................            (83)           (492)
                                                                                -----           -----

Net decrease in cash .................................................             (3)             --
Cash at beginning of period ..........................................              7               2
                                                                                -----           -----
Cash at end of period ................................................          $   4           $   2
                                                                                =====           =====


              The accompanying notes are an integral part of these
                        condensed financial statements.

                            STEEL CITY PRODUCTS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MAY 31, 2000


1. INTERIM FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments made are of a normal recurring nature.

     While the Company believes that the disclosures presented herein are adequate to make the information not misleading, it is suggested that these unaudited condensed financial statements be read in conjunction with the audited financial statements for the fiscal year ended February 29, 2000 ("fiscal 2000") as filed in the Company's Annual Report on Form 10-K.

     Operating results for the three months ended May 31, 2000 are not necessarily indicative of the results that may be expected for the year ended February 28, 2001.

2. RECENTLY ISSUED ACCOUNTING STANDARDS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Steel City Products, Inc. ("SCPI") is a special, limited purpose, majority-owned subsidiary of Oakhurst Company, Inc. ("Oakhurst"). SCPI is expected to concentrate on its historical distribution business, while any future growth and expansion opportunities are expected to be pursued by one or more subsidiaries of Oakhurst. Through Oakhurst's ownership of SCPI, primarily in the form of preferred stock, Oakhurst retains substantially all the value of SCPI, and receives substantially all of the benefit of operations through dividends on the preferred stock. Oakhurst's ownership of SCPI is designed to facilitate the preservation and utilization of SCPI's and Oakhurst's net operating tax loss carry-forwards which amount to approximately $158 million.

LIQUIDITY AND CAPITAL RESOURCES

     In addition to cash derived from operations, SCPI's liquidity and financing requirements are determined principally by the working capital needed to support its level of business, together with the need for capital expenditures and the cash required to repay its debt. SCPI's working capital needs fluctuate primarily due to the amounts of inventory it carries which can change seasonally, the size and timeliness of payment of receivables from its customers to which from time to time SCPI grants extended payment terms for their seasonal inventory builds, and the amount of credit extended to SCPI by its suppliers. SCPI participates in a cash concentration system with Oakhurst. Available cash that is transferred to Oakhurst is reflected as an addition to advances made to Oakhurst.

     At May 31, 2000, SCPI's debt consisted primarily of revolving debt of approximately $3.2 million. The revolving debt agreement has a term of three years, expiring in May 2003 and provides for a maximum facility of $4.0 million, subject to a borrowing base.

     Management believes that the revolving debt will provide adequate funding for SCPI's working capital requirements for at least the next twelve months, assuming no material deterioration in current sales levels or gross profit margin.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

     As of May 31, 2000, there had been no material changes in the Company's financial condition from February 29, 2000, discussed in Item 7 of the Company's Annual Report on Form 10-K for fiscal 2000.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Operations include the results of SCPI's operating division, Steel City Products, a distributor of automotive parts and accessories and of non-food pet supplies, headquartered in McKeesport, Pennsylvania.

THREE MONTHS ENDED MAY 31, 2000 COMPARED WITH THREE MONTHS ENDED MAY 31, 1999

     Sales in the first quarter of the current year increased by $120,000 compared with the first quarter of the prior year. Sales to existing automotive customers decreased by $254,000 due primarily to the loss of a customer in the fourth quarter of fiscal 2000. Some of the loss in sales to this customer was offset by increased sales to other existing customers which have expanded their product offerings or which have acquired additional locations. Sales to new customers totaled approximately $300,000 in the first quarter.

     Sales of non-food pet products totaled $628,000, an increase of $66,000 compared with the first quarter of the prior year, due primarily to increased sales to existing customers.

     Gross profits increased by $74,000 in the first quarter of the current year compared with the first quarter of the prior year, due to the higher sales volume combined with higher margins earned on certain product offerings.

     Operating, selling and administrative expenses reflected a decrease of $21,000 in the first quarter compared with the prior year due to lower corporate expenses and lower commitment fees on the revolving debt.

     Interest expense increased by $23,000 due to higher borrowing levels in the current year.

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


                                                  STEEL CITY PRODUCTS, INC.


Date: July 19, 2000                               By: /s/ Bernard H. Frank
                                                      --------------------------
                                                      Bernard H. Frank
                                                      Chief Executive Officer


Date: July 19, 2000                               By: /s/ Maarten D. Hemsley
                                                      --------------------------
                                                      Maarten D. Hemsley
                                                      Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT NO.         EXHIBIT DESCRIPTION
-----------         -------------------
    27              Financial Data Schedule