Form 10-Q
period 2000-08-31
STEEL CITY PRODUCTS INC
filed 2000-10-13
CIK 46535

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   August 31, 2000
                                  ---------------

                                       OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                                --------    --------

Commission file number:   0-2572

                            STEEL CITY PRODUCTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       DELAWARE                                                 55-0437067
------------------------                                    -----------------
(State of Incorporation)                                     (I.R.S. Employer
                                                            Identification No.)

         2751 CENTERVILLE ROAD, SUITE 3131, WILMINGTON, DELAWARE 19808
         -------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (817) 416-0717
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


 ------------------------------------------------------------------------------
   (Former name, former address, and former fiscal year, if changed since last report)

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

         At October 1, 2000, 3,238,061 shares of the Registrant's Common Stock, $0.01 par value per share, were issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART I - FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS


                     INDEX TO CONDENSED FINANCIAL STATEMENTS

                            STEEL CITY PRODUCTS, INC.


Condensed Balance Sheets at August 31, 2000
 and February 29, 2000....................................................    3


Condensed Statements of Operations for the three month periods ended
 August 31, 2000 and August 31, 1999......................................    4


Condensed Statements of Operations for the six month periods ended
 August 31, 2000 and August 31, 1999......................................    5


Condensed Statements of Cash Flows for the six month periods ended
 May 31, 2000 and May 31, 1999............................................    6


Notes to Condensed Financial Statements...................................    7

                            STEEL CITY PRODUCTS, INC.
                            CONDENSED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (Unaudited)

                                        ASSETS                                      AUGUST 31,    FEBRUARY 29,
                                                                                       2000          2000
                                                                                    ---------     -----------
Current assets:
      Cash ........................................................................  $    163       $      7
      Trade accounts receivable, less allowance of $185 and $213, respectively ....     2,865          2,478
      Inventories .................................................................     4,075          4,795
      Other .......................................................................       125             81
                                                                                     --------       --------
                  Total current assets ............................................     7,228          7,361
                                                                                     --------       --------
Property and equipment, at cost ...................................................     1,206          1,160
      Less accumulated depreciation ...............................................      (835)          (782)
                                                                                     --------       --------
                                                                                          371            378
                                                                                     --------       --------

Other assets ......................................................................       165            171
                                                                                     --------       --------
                                                                                          165            171
                                                                                     --------       --------
                                                                                     $  7,764       $  7,910
                                                                                     ========       ========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
      Accounts payable ............................................................  $  3,487       $  4,869
      Accrued compensation ........................................................       315            374
      Current maturities of long-term obligations .................................        67            209
      Other .......................................................................        72            132
                                                                                     --------       --------
                  Total current liabilities .......................................     3,941          5,584
                                                                                     --------       --------
Long-term obligations:

      Long-term debt ..............................................................     4,204          3,172
      Other long-term obligations .................................................       168            180
                                                                                     --------       --------
                                                                                        4,372          3,352
                                                                                     --------       --------

Commitments and contingencies .....................................................        --             --

Stockholders' deficiency:
      Preferred stock, par value $0.01 per share; authorized
         5,000,000 shares, issued 1,938,526 shares;
         liquidation preference $10,135 ...........................................        19             19
      Common stock, par value $0.01 per share; authorized
         5,000,000 shares; issued 3,238,061 shares ................................        32             32
      Additional paid-in capital ..................................................    43,824         43,824
      Deficit (Reorganized on August 26, 1989) ....................................   (36,018)       (36,570)
      Advances to Oakhurst Company, Inc. ..........................................    (8,405)        (8,330)
      Treasury stock, at cost, 207 common shares ..................................        (1)            (1)
                                                                                     --------       --------
                  Total stockholders' deficiency ..................................      (549)        (1,026)
                                                                                     --------       --------

                                                                                     $  7,764       $  7,910
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

                            STEEL CITY PRODUCTS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                                        THREE MONTHS  THREE MONTHS
                                                                           ENDED         ENDED
                                                                         AUGUST 31,    AUGUST 31,
                                                                           2000          1999
                                                                       ------------   -----------
Sales ..............................................................   $     5,285    $     5,328
Other income .......................................................           344            182
                                                                       -----------    -----------
                                                                             5,629          5,510
                                                                       -----------    -----------

Cost of goods sold, including occupancy and
    buying expenses ................................................         4,238          4,373
Operating, selling and administrative expenses .....................           958            940
Provision for doubtful accounts ....................................            17              3
Interest expense ...................................................           117             90
                                                                       -----------    -----------
                                                                             5,330          5,406
                                                                       -----------    -----------

Net income before undistributed earnings of
    investment in affiliate and income tax expense .................           299            104

Undistributed earnings of investment in affiliate ..................            --             56
Income tax expense .................................................            --             (1)
                                                                       -----------    -----------
Net income .........................................................           299            159

Effect of Series A Preferred Stock dividends .......................          (255)          (255)
                                                                       -----------    -----------

Net income (loss) attributable to common stockholders ..............   $        44    $       (96)
                                                                       ===========    ===========



Basic and diluted net income (loss) per share attributable to common
    stockholders after preferred stock dividends ...................   $      0.01    $     (0.03)
                                                                       ===========    ===========

Weighted average number of shares outstanding used in
    computing basic and diluted per share amounts ..................     3,238,061      3,238,061
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

                            STEEL CITY PRODUCTS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                                        SIX MONTHS    SIX MONTHS
                                                                           ENDED        ENDED
                                                                        AUGUST 31,    AUGUST 31,
                                                                           2000          1999
                                                                       -----------    -----------
Sales ..............................................................   $    11,030    $    10,953
Other income .......................................................           452            276
                                                                       -----------    -----------
                                                                            11,482         11,229
                                                                       -----------    -----------

Cost of goods sold, including occupancy and
    buying expenses ................................................         8,740          8,829
Operating, selling and administrative expenses .....................         1,940          1,943
Provision for doubtful accounts ....................................            30             24
Interest expense ...................................................           218            168
                                                                       -----------    -----------
                                                                            10,928         10,964
                                                                       -----------    -----------

Net income before undistributed earnings of
    investment in affiliate and income tax expense .................           554            265

Undistributed earnings of investment in affiliate ..................            --            111
Income tax expense .................................................            (2)            (3)
                                                                       -----------    -----------
Net income .........................................................           552            373

Effect of Series A Preferred Stock dividends .......................          (508)          (510)
                                                                       -----------    -----------

Net income (loss) attributable to common stockholders ..............   $        44    $      (137)
                                                                       ===========    ===========



Basic and diluted net income (loss) per share attributable to common
    stockholders after preferred stock dividends ...................   $      0.01    $     (0.04)
                                                                       ===========    ===========

Weighted average number of shares outstanding used in
    computing basic and diluted per share amounts ..................     3,238,061      3,238,061
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

                            STEEL CITY PRODUCTS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                                 SIX MONTHS     SIX MONTHS
                                                                   ENDED          ENDED
                                                                 AUGUST 31,     AUGUST 31,
                                                                    2000          1999
                                                                 ---------      ---------
Cash flows from operating activities:
    Net income ................................................   $   552        $   373
    Adjustments to reconcile net income
        to net cash provided by (used in) operating activities:
       Depreciation and amortization ..........................        69             83
       Undistributed earnings of investment in affiliate ......         0           (112)
    Other changes in operating assets and liabilities:
       Accounts receivable ....................................      (387)          (477)
       Inventories ............................................       720            244
       Accounts payable .......................................    (1,382)          (526)
       Other ..................................................      (288)           119
                                                                  -------        -------
Net cash used in operating activities .........................      (716)          (296)
                                                                  -------        -------

Cash flows from investing activities:
    Advances to Oakhurst Company, Inc. ........................       (75)          (322)
    Additions to property and equipment .......................       (46)            (7)
    Other .....................................................        --             --

                                                                  -------        -------
Net cash used in investing activities .........................      (121)          (329)
                                                                  -------        -------

Cash flows from financing activities:
    Net borrowings under revolving credit agreement ...........     1,032            705
    Principal payments on long-term obligations ...............        (8)           (32)
    Deferred loan costs .......................................       (31)           (49)

                                                                  -------        -------
Net cash provided by financing activities .....................       993            624
                                                                  -------        -------

Net increase (decrease) in cash ...............................       156             (1)
Cash at beginning of period ...................................         7              2
                                                                  -------        -------
Cash at end of period .........................................   $   163        $     1
                                                                  =======        =======

    The accompanying notes are an integral part of these condensed financial statements.

                           STEEL CITY PRODUCTS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED AUGUST 31, 2000

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

         Operating results for the three months ended August 31, 2000 are not necessarily indicative of the results that may be expected for the year ended February 28, 2001.

2.  RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". In June 2000, SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which amended several requirements of SFAS No. 133 was issued. These standards are required to be adopted in years beginning after June 15, 2000. Oakhurst does not anticipate that the adoption of SFAS No. 133 will have a significant effect on its financial position or results of operations.

         In November 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition". This Bulletin sets forth the SEC Staff's position regarding the point at which it is appropriate for a Registrant to recognize revenue. The Staff believes that revenue is realizable and earned when all of the following criteria are met:

             - Persuasive evidence of an arrangement exists
             - Delivery has occurred or service has been rendered
             - The seller's price to the buyer is fixed or determinable, and
             - Collectibility is reasonably assured.

         The Company uses the above criteria to determine whether revenue can be recognized and therefore believes that the issuance of SAB 101 does not have a material impact on the Company's financial statements.

3.  BORROWING ARRANGEMENT

         In August 2000, the Company's revolving credit facility was increased from $4.0 million to $4.5 million through an amendment to the existing agreement.

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

         At August 31, 2000, SCPI's debt consisted primarily of revolving debt of approximately $4.2 million. The revolving debt agreement has a term of three years, expiring in May 2003 and was amended in August 2000 to provide for a maximum facility of $4.5 million, subject to a borrowing base.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

         As of August 31, 2000, there had been no material changes in the Company's financial condition from February 29, 2000, discussed in Item 7 of the Company's Annual Report on Form 10-K for fiscal 2000.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

         Operations include the results of SCPI's operating division, Steel City Products, a distributor of automotive parts and accessories and of non-food pet supplies, headquartered in McKeesport, Pennsylvania.

THREE MONTHS ENDED AUGUST 31, 2000 COMPARED WITH THREE MONTHS ENDED AUGUST 31, 1999

         Sales in the second quarter of the current year decreased by $43,000 compared with the second quarter of the prior year. Sales to existing automotive customers decreased by $861,000 due to the loss of a customer in the fourth quarter of fiscal 2000, customers which changed suppliers or are purchasing items directly from the manufacturer and to competitive pressures faced by smaller customers. Sales to new automotive customers totaled approximately $783,000 in the second quarter.

         Other income increased by approximately $160,000 due primarily to the expiration of certain Creditor Notes associated with SCPI's former Retail Division and the expectation that the balance of the Creditor Notes would not ultimately be payable.

         Sales of non-food pet products totaled $585,000, an increase of $35,000 compared with the second quarter of the prior year, due primarily to increased sales to existing customers.

         Gross profits increased by $92,000 in the second quarter of the current year compared with the second quarter of the prior year, due to higher margins earned on certain product offerings.

         Operating, selling and administrative expenses reflected an increase of $18,000 in the second quarter compared with the prior year due to higher payroll and promotional expenses which were offset by reduced commissions and general office expenses.

         Interest expense increased by $27,000 due to higher borrowing levels in the current year.

SIX MONTHS ENDED AUGUST 31, 2000 COMPARED WITH SIX MONTHS ENDED AUGUST 31, 1999

         For the first six months of the current fiscal year, sales increased by $77,000 compared with the first six months of the prior year. Sales to existing automotive customers decreased by $1.1 million due primarily to the loss of a customer in the fourth quarter of fiscal 2000 and to customers which have changed suppliers or are purchasing directly from the manufacturer. Some of the loss in sales to existing customers was offset by sales to new customers which totaled $1.0 million in the first six months of the current year.

         Sales of non-food pet products totaled $1.2 million, an increase of $101,000 compared with the first six months of the prior year, due primarily to increased sales to existing customers.

         Other income increased by approximately $176,000 due primarily to the expiration of certain Creditor Notes associated with SCPI's former Retail Division and the expectation that the balance of the Creditor Notes would not ultimately be payable.

         Gross profits increased by $166,000 in the first half of the current year compared with the first six months of the prior year, due to the higher sales volume combined with higher margins earned on certain product offerings.

         Interest expense increased by $50,000 due to higher borrowing levels in the current year.

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

         A change in the interest rate of 1% would have changed interest expense by approximately $9,500 and $17,500 for the three and six month periods ended August 31, 2000.

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


                                       STEEL CITY PRODUCTS, INC.


Date:    October 10, 2000              By: /s/   Bernard H. Frank
                                          ----------------------------------
                                       Bernard H. Frank
                                       Chief Executive Officer


Date:    October 10, 2000              By: /s/   Maarten D. Hemsley
                                          ----------------------------------
                                       Maarten D. Hemsley
                                       Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 27            Financial Data Schedule