Form 10-Q
period 2000-11-30
STEEL CITY PRODUCTS INC
filed 2001-01-16
CIK 46535

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   November 30, 2000

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                                ----------  ------------

Commission file number:   0-2572

                            STEEL CITY PRODUCTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                     55-0437067
     ------------------------                         -------------------
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
         At January 1, 2001, 3,238,061 shares of the Registrant's Common Stock, $0.01 par value per share, were issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART I - FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS



                     INDEX TO CONDENSED FINANCIAL STATEMENTS

                            STEEL CITY PRODUCTS, INC.


Condensed Balance Sheets at November 30, 2000
  and February 29, 2000 ..............................................          3


Condensed Statements of Operations for the three month periods ended
 November 30, 2000 and November 30, 1999 .............................          4


Condensed Statements of Operations for the nine month periods ended
 November 30, 2000 and November 30, 1999 .............................          5


Condensed Statements of Cash Flows for the nine month periods ended
 November 30, 2000 and November 30, 1999 .............................          6


Notes to Condensed Financial Statements ..............................          7

                           STEEL CITY PRODUCTS, INC.
                            CONDENSED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (Unaudited)

                                    ASSETS                               NOVEMBER 30,    February 29,
                                                                             2000            2000
                                                                         ------------    ------------
Current assets:
      Cash ...........................................................   $        152    $          7
      Trade accounts receivable, less allowance of $183 and $213,
         respectively ................................................          2,202           2,478
      Inventories ....................................................          3,919           4,795
      Other ..........................................................            155              81
                                                                         ------------    ------------
                    Total current assets .............................          6,428           7,361
                                                                         ------------    ------------

Property and equipment, at cost ......................................          1,207           1,160
      Less accumulated depreciation ..................................           (863)           (782)
                                                                         ------------    ------------
                                                                                  344             378
                                                                         ------------    ------------

Other assets .........................................................            164             171
                                                                         ------------    ------------
                                                                                  164             171
                                                                         ------------    ------------

                                                                         $      6,936    $      7,910
                                                                         ============    ============

                                LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
      Accounts payable ...............................................   $      3,937    $      4,869
      Accrued compensation ...........................................            309             374
      Current maturities of long-term obligations ....................             68             209
      Other ..........................................................             68             132
                                                                         ------------    ------------
                    Total current liabilities ........................          4,382           5,584
                                                                         ------------    ------------

Long-term obligations:
      Long-term debt .................................................          3,345           3,172
      Other long-term obligations ....................................            151             180
                                                                         ------------    ------------
                                                                                3,496           3,352
                                                                         ------------    ------------

Commitments and contingencies ........................................             --              --

Stockholders' deficiency:
      Preferred stock, par value $0.01 per share; authorized
         5,000,000 shares, issued 1,938,526 shares;
         liquidation preference $10,135 ..............................             19              19
      Common stock, par value $0.01 per share; authorized
         5,000,000 shares; issued 3,238,061 shares ...................             32              32
      Additional paid-in capital .....................................         43,824          43,824
      Deficit (Reorganized on August 26, 1989) .......................        (36,033)        (36,570)
      Advances to Oakhurst Company, Inc. .............................         (8,783)         (8,330)
      Treasury stock, at cost, 207 common shares .....................             (1)             (1)
                                                                         ------------    ------------
                    Total stockholders' deficiency ...................           (942)         (1,026)
                                                                         ------------    ------------

                                                                         $      6,936    $      7,910
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

                           STEEL CITY PRODUCTS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)


                                                                    THREE MONTHS    THREE MONTHS
                                                                       ENDED           ENDED
                                                                    NOVEMBER 30,    NOVEMBER 30,
                                                                        2000            1999
                                                                    ------------    ------------
Sales ...........................................................   $      4,631    $      4,696
Other income ....................................................            116             108
                                                                    ------------    ------------
                                                                           4,747           4,804
                                                                    ------------    ------------

Cost of goods sold, including occupancy and
    buying expenses .............................................          3,739           3,807
Operating, selling and administrative expenses ..................            905             915
Provision for doubtful accounts .................................             (3)             16
Interest expense ................................................            118              98
                                                                    ------------    ------------
                                                                           4,759           4,836
                                                                    ------------    ------------

Net loss before undistributed earnings of
    investment in affiliate and income tax expense ..............            (12)            (32)

Undistributed earnings of investment in affiliate ...............              0              47
Income tax expense ..............................................             (3)              0
                                                                    ------------    ------------
Net (loss) income ...............................................            (15)             15

Effect of Series A Preferred Stock dividends ....................           (255)           (255)
                                                                    ------------    ------------

Net loss attributable to common stockholders ....................   $       (270)   $       (240)
                                                                    ============    ============



Basic and diluted net loss per share attributable to common
    stockholders after preferred stock dividends ................   $      (0.08)   $      (0.07)
                                                                    ============    ============

Weighted average number of shares outstanding used in
    computing basic and diluted per share amounts ...............      3,238,061       3,238,061
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

                            STEEL CITY PRODUCTS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)



                                                                    NINE MONTHS     NINE MONTHS
                                                                       ENDED           ENDED
                                                                    NOVEMBER 30,    NOVEMBER 30,
                                                                        2000            1999
                                                                    ------------    ------------
Sales ...........................................................   $     15,661    $     15,649
Other income ....................................................            568             384
                                                                    ------------    ------------
                                                                          16,229          16,033
                                                                    ------------    ------------

Cost of goods sold, including occupancy and
    buying expenses .............................................         12,479          12,636
Operating, selling and administrative expenses ..................          2,845           2,858
Provision for doubtful accounts .................................             27              40
Interest expense ................................................            336             266
                                                                    ------------    ------------
                                                                          15,687          15,800
                                                                    ------------    ------------

Net income before undistributed earnings of
    investment in affiliate and income tax expense ..............            542             233

Undistributed earnings of investment in affiliate ...............             --             158
Income tax expense ..............................................             (5)             (3)
                                                                    ------------    ------------
Net income ......................................................            537             388

Effect of Series A Preferred Stock dividends ....................           (763)           (765)
                                                                    ------------    ------------

Net loss attributable to common stockholders ....................   $       (226)   $       (377)
                                                                    ============    ============



Basic and diluted net loss per share attributable to common
    stockholders after preferred stock dividends.................   $      (0.07)   $      (0.12)
                                                                    ============    ============

Weighted average number of shares outstanding used in
    computing basic and diluted per share amounts ...............      3,238,061       3,238,061
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

                            STEEL CITY PRODUCTS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                                    NINE MONTHS     NINE MONTHS
                                                                       ENDED           ENDED
                                                                    NOVEMBER 30,    NOVEMBER 30,
                                                                        2000            1999
                                                                    ------------    ------------
     Cash flows from operating activities:
         Net income .............................................   $        537    $        388
         Adjustments to reconcile net income
             to net cash provided by operating activities:
            Depreciation and amortization .......................            106             125
            Undistributed earnings of investment in affiliate ...             --            (119)
         Other changes in operating assets and liabilities:
            Accounts receivable .................................            276            (197)
            Inventories .........................................            876             699
            Accounts payable ....................................           (932)           (777)
            Other ...............................................           (336)             89
                                                                    ------------    ------------
     Net cash provided by operating activities ..................            527             208
                                                                    ------------    ------------

     Cash flows from investing activities:
         Advances to Oakhurst Company, Inc ......................           (453)           (509)
         Additions to property and equipment ....................            (47)            (22)
         Other ..................................................             --              --

                                                                    ------------    ------------
     Net cash used in investing activities ......................           (500)           (531)
                                                                    ------------    ------------

     Cash flows from financing activities:
         Net borrowings under revolving credit agreement ........            173             428
         Principal payments on long-term obligations ............            (24)            (49)
         Deferred loan costs ....................................            (31)            (49)

                                                                    ------------    ------------
     Net cash provided by financing activities ..................            118             330
                                                                    ------------    ------------

     Net increase in cash .......................................            145               7
     Cash at beginning of period ................................              7               2
                                                                    ------------    ------------
     Cash at end of period ......................................   $        152    $          9
                                                                    ============    ============

                           STEEL CITY PRODUCTS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED NOVEMBER 30, 2000


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

         Operating results for the three and nine months ended November 30, 2000 are not necessarily indicative of the results that may be expected for the year ended February 28, 2001.

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

         In November 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition". This Bulletin sets forth the SEC Staff's position regarding the point at which it is appropriate for a Registrant to recognize revenue. The Staff believes that revenue is realizable and earned when all of the following criteria are met:

                  o        Persuasive evidence of an arrangement exists

                  o        Delivery has occurred or service has been rendered

                  o The seller's price to the buyer is fixed or determinable, and

                  o        Collectibility is reasonably assured.

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

         At November 30, 2000, SCPI's debt consisted primarily of revolving debt of approximately $3.3 million. The revolving debt agreement has a term of three years, expiring in May 2003 and was amended in August 2000 to provide for a maximum facility of $4.5 million, subject to a borrowing base.

         Management believes that the revolving debt will provide adequate funding for SCPI's working capital requirements for at least the next twelve months, assuming no material deterioration in current sales levels or gross profit margin and no significant change in historical levels of customer receivables or vendor credit.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

         As of November 30, 2000, there had been no material changes in the Company's financial condition from February 29, 2000, discussed in Item 7 of the Company's Annual Report on Form 10-K for fiscal 2000.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

         Operations include the results of SCPI's operating division, Steel City Products, a distributor of automotive parts and accessories and of non-food pet supplies, headquartered in McKeesport, Pennsylvania. In the third quarter of fiscal 2001, Steel City Products expanded its distribution business to include lawn and garden products, partly in response to the growing needs of certain customers.

THREE MONTHS ENDED NOVEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 1999

         Sales in the third quarter of the current year decreased by $65,000 compared with the third quarter of the prior year. Sales to existing automotive customers decreased by $610,000 due to the loss of a customer in the fourth quarter of fiscal 2000, customers which changed suppliers or are purchasing items directly from the manufacturer and to competitive pressures faced by smaller customers. Sales to new automotive customers totaled approximately $365,000 in the third quarter, and sales of non-food pet products increased by $176,000 in the third quarter compared with the same period in the prior year. Sales of lawn and garden products, which commenced late in the third quarter of the current fiscal year, were approximately $4,000.

         Despite the small decrease in sales in the current year period, there was an improvement in gross margins, so that gross profit increased slightly compared with the prior year.

         Operating, selling and administrative expenses reflected a decrease of $10,000 in the third quarter compared with the prior year due to higher payroll and promotional expenses which were offset by reduced general office expenses.

         Interest expense increased by $20,000 due to higher borrowing levels in the current year.

NINE MONTHS ENDED NOVEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED NOVEMBER 30, 1999

         For the first nine months of the current fiscal year, sales increased by $12,000 compared with the first nine months of the prior year. Sales to existing automotive customers decreased by $1.7 million due primarily to the loss of a customer in the fourth quarter of fiscal 2000 and to customers which have changed suppliers or are purchasing directly from the manufacturer. Some of the loss in sales to existing customers was offset by sales to new customers which totaled $1.4 million in the first nine months of the current year.

         Sales of non-food pet products totaled $1.9 million, an increase of $276,000 compared with the first nine months of the prior year, due primarily to increased sales to existing customers.

         Other income increased by approximately $184,000 due primarily to the expiration of the maturity dates of certain Creditor Notes associated with SCPI's former Retail Division.

         Although sales were essentially unchanged from the prior year period, there was an improvement of approximately 1% in gross margins due to product mix and certain other factors, so that gross profits increased by $169,000 compared with the prior year.

         Interest expense increased by $70,000 due to higher borrowing levels in the current year.

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

         A change in the interest rate of 1% would have changed interest expense by approximately $7,500 and $25,000 for the three and nine month periods ended November 30, 2000.

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

             None

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       STEEL CITY PRODUCTS, INC.


Date: January 10, 2001                 By: /s/ Bernard H. Frank
                                          ----------------------
                                       Bernard H. Frank
                                       Chief Executive Officer


Date: January 10, 2001                By: /s/ Maarten D. Hemsley
                                         -----------------------
                                       Maarten D. Hemsley
                                       Chief Financial Officer