Form 10-K405
period 2001-02-28
STEEL CITY PRODUCTS INC
filed 2001-07-16
CIK 46535

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from.................. to  ...........................

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value at May 1, 2001 of the voting stock held by non-affiliates of the registrant: $113,057.

At May 1, 2001 the registrant had 3,238,061 shares of Common Stock outstanding.

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

         The Steel City Products automotive distribution business was founded in 1947 and was acquired in 1969. The operations of SCPI are conducted under the name Steel City Products. In fiscal 1997, SCPI established a division to distribute non-food pet supplies. In the third quarter of fiscal 2001, SCPI broadened its distribution business to include lawn and garden products.

FORMATION OF OAKHURST COMPANY, INC.

         Oakhurst Company, Inc. ("Oakhurst") was formed as part of a merger transaction in 1991, in which SCPI became a majority-owned subsidiary of Oakhurst. In accordance with the merger agreement, Oakhurst owns 10% of the outstanding SCPI common stock and all of the SCPI Series A Preferred Stock.

         Pursuant to the merger, SCPI became a special, limited purpose subsidiary that concentrates on its historical distribution business, while any future growth and expansion opportunities are expected to be pursued by Oakhurst or its subsidiaries. Because Oakhurst's ownership of SCPI is primarily in the form of preferred stock, Oakhurst retains the value of SCPI. Oakhurst's ownership of SCPI facilitates the preservation and utilization of SCPI's and Oakhurst's net operating tax loss carry-forwards, which amount to approximately $167 million at February 28, 2001.

OPERATIONS

         SCPI primarily distributes automotive accessories. These products include functional and decorative car and truck accessories (such as floor mats, seat covers, mirrors, running boards, lights and wheel covers) car care products (including waxes and paints) chemicals (such as antifreeze, windshield washer fluid and motor oil) and car repair and maintenance items (including spark plugs, windshield wipers, and air and oil filters). In fiscal 1997, SCPI introduced non-food pet supplies to its merchandise selection. Although pet supplies were not typical of SCPI's historical merchandise mix, management determined that the availability of existing customers which sell both pet supplies and automotive accessories, combined with SCPI's distribution expertise and infrastructure, offered an opportunity to increase sales by opening a pet supplies division. Sales of pet supplies now represent approximately 10% of SCPI's annual revenues. In fiscal 2001, management developed a plan to broaden its merchandise base further with the introduction of lawn and garden products, and began the distribution of these products in the third quarter of fiscal 2001. SCPI's automotive and pet operations are conducted from leased facilities in McKeesport, Pennsylvania and Glassport, Pennsylvania.

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

Seasonality

         SCPI's automotive and lawn and garden businesses are seasonal, being slowest in the early winter months than at other times of the year. In anticipation of higher sales volume in the spring and summer, SCPI carries higher inventories of these products beginning in February. As is customary in the automotive aftermarket and in the lawn and garden business, some suppliers allow extended payment terms to SCPI for such inventory build-ups and in turn, SCPI grants extended payment terms to many of its customers to facilitate their inventory build-ups.

         SCPI's pet supply business experiences different seasonal trends from its automotive and lawn and garden businesses, but the effect of this is not material to the overall business.

         SCPI's needs for working capital are affected by these seasonal fluctuations (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

Customer Base

         SCPI's customers include general merchandise retail chains, automotive specialty stores, supermarket chains, drug stores, hardware stores, variety stores and other automotive accessory distributors. Most customers are based in the northeastern United States, although stores operated by some customers are located outside of that area. Since February 2000 SCPI has sold to the west coast distribution facility of one of its major customers. There are no foreign sales.

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

         In its efforts to offset these trends, SCPI has added new customers, expanded its product offerings to certain customers, enlarged the territory that it serves and introduced new categories of products. These efforts have helped to stabilize SCPI's customer base. Sales in fiscal 2001 increased by 3% compared with sales in fiscal 2000. SCPI continues to pursue new customer relationships that, if concluded, could continue increase sales in the future; however, there can be no assurance that such new business can be secured.

         The following table shows sales to SCPI's customers that individually accounted for more than 10% of sales during any of the latest three fiscal years (dollars in thousands):

                                  Fiscal Year Ended             Fiscal Year Ended           Fiscal Year Ended
                                  February 28, 2001             February 29, 2000           February 28, 1999
                                  -----------------             -----------------           -----------------
                                Sales        % of sales        Sales       % of sales     Sales      % of sales
Ames                           $3,746           18%           $3,144           16%        $1,955          11%
Kroger                         $2,057           10%           $2,037           10%        $1,745           9%
Giant Eagle                    $2,055           10%           $1,523            8%        $1,123           6%

         In fiscal 2000, Ames acquired additional stores through a merger. The increase in revenues at SCPI due to the additional locations aggregated approximately $1.2 million. Although SCPI's three largest customers account for approximately one-third of its total revenues, management has no reason to believe that its business with any of these customers will be terminated in the foreseeable future, as evidenced by the continuing increases in sales to each of them. However, in the event that one of these customers ceased doing business with SCPI, the resulting reduction in revenues could significantly impact profitability, unless a replacement customer were identified.

         None of SCPI's business is based on government contracts, and there are no long-term sales contracts with any customers.

Competition

         SCPI's distribution lines of automotive parts and accessories, non-food pet supplies and lawn and garden products are highly competitive, with several similar companies operating in SCPI's market place, and many of SCPI's suppliers also offer their products directly to retailers. Management is unable to quantify SCPI's relative size in the distribution industry or in relation to its competitors but believes it is one of the larger independent distributors of automotive accessories in the Northeastern United States. In recent years, some of SCPI's customers have increasingly chosen to purchase product directly from the manufacturer, and thus, SCPI's position in the industry may not be assured. SCPI competes on the basis of the breadth of merchandise offered, price, level of service, order fill rates and order turnaround times. Management believes that SCPI's long history, good reputation, experienced management, product selection, pricing, service levels and high order fill rates enable it to compete favorably with other distributors.

Regulation

         SCPI's management does not anticipate that existing or known pending environmental legislation or other regulations will require major capital expenditures or will affect its operations.

Employees

         SCPI employs approximately 50 persons, of which about 40 are employed in the headquarters office and distribution facilities in McKeesport and Glassport. Most of the others are field personnel. Senior executives, including the Chairman, Bernard H. Frank (a founder of Steel City Products in 1947) and President, Terrance Allan, have many years of service with SCPI and are employed under long-term contracts.

         Warehouse and certain office employees of SCPI are represented by Local 636 of the International Brotherhood of Teamsters. SCPI believes that it has experienced generally good labor relations, and no significant labor disputes have affected its business in recent years. The union contract was renewed for a three-year term through November 2002.

ITEM 2.  PROPERTIES

         SCPI has operated its business from a leased, 67,000 square-foot building located in an industrial park in McKeesport, Pennsylvania since December 1997 when its former warehouse in Pittsburgh was sold. With additional business generated from the distribution of lawn and garden products, SCPI entered into a lease agreement for approximately 43,000 square feet of additional warehouse space in Glassport, Pennsylvania in December 2000.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material legal proceedings pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 2001.

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

     The Company's stock trades on the OTC Bulletin Board under the symbol SCTP. The following table sets forth the high and low bid price for the Company's stock for the last two fiscal years.

                                         Fiscal 2001                                  Fiscal 2000
                            Quarterly High         Quarterly Low         Quarterly High         Quarterly Low
                            --------------         -------------         --------------         -------------
Quarter 1                       $0.20                  $0.03                 $0.03                  $0.03
Quarter 2                       $0.05                  $0.03                 $0.03                  $0.03
Quarter 3                       $0.23                  $0.03                 $0.04                  $0.03
Quarter 4                       $0.13                  $0.06                 $0.05                  $0.04

         No common stock dividends were paid by SCPI during fiscal 2001, 2000 or 1999. Dividend payments are restricted by the covenants under the Company's line of credit agreement.

         Through its ownership of SCPI, primarily in the form of Series A Preferred Stock, Oakhurst controls the Company and receives substantially all of the benefit of the Company's operations through the right to receive preferred stock dividends, which are required to be paid before any common stock dividends may be paid.

         There were approximately 3,800 holders of record of SCPI's common stock on May 1, 2001.

ITEM 6.  SELECTED FINANCIAL INFORMATION

     The following table sets forth selected financial and other data of Steel City Products, Inc. and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, and with the Financial Statements and related Notes.

                                                    February 28,  February 29,  February 28,   February 28,  February 28,
                                                        2001          2000          1999        1998(a)(b)     1997(a)
                                                      --------      --------      --------      ----------    --------
                                                             (Dollar amounts in thousands except per share data)
OPERATING RESULTS:
Sales ...........................................     $ 20,694      $ 20,142      $ 18,092      $ 17,879      $ 18,031
                                                      ========      ========      ========      ========      ========

Income (loss) before income taxes................     $    581      $    333      $    161      $  1,395      $   (249)
Current income tax expense ......................           27            10             8            --             9
Deferred income tax expense(d) ..................           --            --            --        (1,000)       (1,093)
                                                      --------      --------      --------      --------      --------
Net income ......................................          554           323           153           395        (1,351)
Series A Preferred Stock dividends(c) ...........       (1,014)       (1,014)       (1,014)       (1,014)       (1,014)
                                                      --------      --------      --------      --------      --------
Net loss attributable to common
  stockholders ..................................     $   (460)     $   (691)     $   (861)     $   (619)     $ (2,365)
                                                      ========      ========      ========      ========      ========
BASIC AND DILUTED PER SHARE AMOUNTS:
Net loss attributable to
  common stockholders............................     $  (0.14)     $  (0.21)     $  (0.27)     $  (0.19)     $  (0.73)
                                                      ========      ========      ========      ========      ========
BALANCE SHEET STATISTICS:
Total assets(e)..................................     $  7,438      $  7,910      $  7,807       $  7,699      $  8,906
Long-term obligations............................     $  3,633      $  3,352      $  3,029       $  2,132      $  3,581
Series A Preferred Stock face value..............     $ 10,135      $ 10,135      $ 10,135       $ 10,135      $ 10,135

(a) In fiscal 1999, SCPI elected to change its method of inventory reporting from LIFO to FIFO. The above data for fiscal 1998 and 1997 has been restated to reflect this change as if it had occurred at the beginning of fiscal 1997. See Note 1 to the Financial Statements.

(b) In fiscal 1998, SCPI sold its 88,000 square foot warehouse in Pittsburgh, Pennsylvania for a gross sales price of approximately $2.8 million in cash. SCPI recognized a pre-tax gain of approximately $1.8 million in connection with the sale.

(c) The Series A Preferred Stock has a dividend rate of $0.5228 per share and is redeemable at SCPI's option at $5.2282 per share plus any cumulative dividends in arrears. Through fiscal 2001, dividends of approximately $9.9 million have accumulated since the effective date of the merger; of this amount, approximately $3.6 million were declared by the Company's Board of Directors prior to fiscal 1996. Approximately $6.3 million of undeclared dividends in arrears are outstanding at February 28, 2001. In accordance with the merger agreement with Oakhurst, a revaluation of the Company was completed as of fiscal 1994 that resulted in a reduction in the number of Series A Preferred shares outstanding. Revaluations required subsequent to fiscal 1994 have not been completed. Management expects that such revaluations, when complete, will result in a cumulative decrease in the valuation of SCPI and that certain Series A Preferred shares outstanding and related dividends may be canceled. See Note 2 to the Financial Statements.

(d) Results for fiscal 1998 and 1997 include non-cash deferred tax charges of $1 million and $1.1 million, respectively, relating primarily to increases in the Company's valuation allowance of its deferred tax asset (See Note 7 to the Financial Statements).

(e) Advances made to Oakhurst of $9.0 million at February 28, 2001 are classified as a component of stockholders' equity because the repayment of these advances from sources other than the declaration of SCPI's Series A preferred stock dividends presently appears unlikely. The above data for periods prior to fiscal 2001 have been revised to reflect a similar treatment as of each respective balance sheet date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         SCPI is a special, limited purpose, majority-owned subsidiary of Oakhurst. SCPI is expected to concentrate on its historical distribution business, while any future growth and expansion opportunities are to be pursued by Oakhurst or its subsidiaries. Through Oakhurst's ownership of SCPI, primarily in the form of preferred stock, Oakhurst retains substantially all the value of SCPI, and receives substantially all of the benefit of operations through dividends on the preferred stock. Oakhurst's ownership of SCPI is designed to facilitate the preservation and utilization of SCPI's and Oakhurst's net operating tax loss carry-forwards which amount to approximately $167 million at February 28, 2001.

         Until fiscal 2001, SCPI distributed automotive accessories and non-food pet products. In fiscal 2001, SCPI began the distribution of lawn and garden supplies. SCPI utilizes three operating segments, Auto, Pet and Lawn. The allocation of financial resources is determined by SCPI's President and Chief Operating Officer, Maarten Hemsley, who assesses resources based on the operating profitability and working capital needs of each segment.

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

         In March 1996, Oakhurst and its subsidiaries (including SCPI) obtained financing from an institutional lender (the "Credit Facility"). The Credit Facility initially provided for a revolving credit agreement (the "Revolver") and a term loan on SCPI's warehouse facility. The term loan was repaid in fiscal 1998 upon SCPI's sale of its warehouse. Over time, the Revolver was amended to provide for the sale or disposition of certain of Oakhurst's subsidiaries, reduce the maximum credit line and amend certain financial covenants.

         In fiscal 2001 Oakhurst and SCPI entered into agreements with the institutional lender to identify SCPI as the Borrower (cross-collateralized by Oakhurst), to provide for a three year term and reduce the total Revolver to $4.5 million, subject to a borrowing base. The Revolver carries an interest rate equal to Citibank N.A. base rate plus 2%. At February 28, 2001, SCPI's debt primarily consisted of revolving debt of $3.5 million under the Revolver. At February 28, 2001, the borrowing base under the Revolver was approximately $3.7 million.

     Due to concerns stemming from the institutional lender's filing for bankruptcy, SCPI committed to change lenders and has obtained a commitment letter for a two-year revolving line of credit in the amount of $4.5 million, subject to a borrowing base. The new revolver would carry an interest rate equal to prime plus 1%. The Company expects to enter into the new revolver during July 2001. The lender's commitment is subject to certain terms and conditions.

         Management believes that the new revolver will provide adequate funding for SCPI's working capital, debt service and capital expenditure requirements, including seasonal fluctuations for at least the next twelve months, assuming no material deterioration in current sales or profit margins.

         In October 1998, SCPI obtained a low-interest loan from the Redevelopment Authority of the City of McKeesport (the "Subordinated Loan"). The Subordinated Loan, which is subordinated to the Revolver, was in the amount of $98,000 and bears interest at the rate of 5% per annum. The loan, which funded leasehold improvements, is being repaid in monthly installments through October 2003.

         TAX LOSS CARRY-FORWARDS

         At February 28, 2001, SCPI and Oakhurst had net operating tax loss carry-forwards (the "Tax Benefits") of approximately $167 million, which expire in the years 2002 through 2021, which shelter most of SCPI's income from federal income taxes. A change in control of SCPI or Oakhurst in any three-year period exceeding 50% may lead to the loss of the majority of the Tax Benefits. In order to reduce the likelihood of such a change of control occurring, SCPI's and Oakhurst's Certificates of Incorporation include restrictions on the registration of transfers of stock resulting in, or increasing, individual holdings exceeding 4.5% of each company's common stock.

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

CASH FLOWS

         Net cash provided by operating activities for fiscal 2001 increased by approximately $242,000 from fiscal 2000 due to improved operating profits and reduced inventory levels, which was offset by increases in accounts receivable and reductions in vendor payables. In fiscal 2000 net cash provided by operations decreased by $172,000 from fiscal 1999 due primarily to increases in accounts receivable and inventories offset by an increase in vendor payables.

         Cash used in investing activities decreased in fiscal 2001 by $14,000 as equipment acquired in the year was financed primarily through capital leases. For fiscal 2000 and fiscal 1999, net cash used in investing activities was $69,000 and $177,000, respectively. The decrease was due to lower capital expenditures in fiscal 2000.

         In fiscal 2001, the Company's financing activities used cash of $449,000, an increase of $185,000 compared with fiscal 2000. The increase was due in part to increases in advances to Oakhurst. These increases were offset by additional borrowings under the revolving credit agreement. For fiscal 2000 and fiscal 1999, the Company's financing activities used cash of $264,000 and $332,000, respectively, principally due to advances to Oakhurst offset by additional borrowings under the credit agreement.

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

RESULTS OF OPERATIONS

         Results of operations include the results of SCPI's operating division, Steel City Products, a distributor of automotive parts and accessories, non-food pet supplies and lawn and garden products, based in McKeesport, Pennsylvania.

Fiscal Year Ended February 28, 2001 Compared with Fiscal Year Ended February 29, 2000

     Automotive segment

         For the fiscal year ended February 28, 2001, sales of automotive accessories were $17.6 million, a decrease of approximately $218,000 compared with the prior year. Sales to existing customers decreased by approximately $1.6 million, due largely to the loss of a customer late in fiscal 2000 that had been acquired by another company and to more customers purchasing product directly from the manufacturer. Sales to new automotive customers totaled approximately $1.4 million in fiscal 2001.

         Gross profits increased by approximately $130,000, or about 1%, due to lower freight related costs and to better margins earned on certain products.

         Operating profits for the automotive segment increased by approximately $97,000. Higher broker commissions paid reduced the increase in gross profits. Savings in general office expenses and a reduction in staff offset these higher fees.

     Pet supplies segment

         Sales of pet supplies in fiscal 2001 totaled $2.6 million, an increase of approximately $371,000 compared with fiscal 2000. Most of the increase resulted from increasing sales to existing customers, which accounted for about $340,000 of the increase. Sales to new customers totaled approximately $31,000 for the year.

         Gross profits increased by approximately $100,000, principally as a result of the increased sales.

         Operating profits for the pet segment increased by approximately $35,000. The improvement in gross profits was offset in part by higher expenses directly resulting from the higher sales volumes, as more sales were subject to broker fees in the current year. Also in fiscal 2001, a higher percentage of salary expense was allocated to this segment due to the increased sales.

     Lawn and garden segment

         Partly in response to the growing needs of its customers, SCPI established a lawn and garden division late in fiscal 2001. Sales of lawn and garden products totaled $399,000 for the fiscal year.

         The newly established division reported an operating profit of approximately $44,000 for fiscal 2001.

         Interest expense increased by $93,000 in fiscal 2001 compared with fiscal 2000 due to higher borrowing levels on the revolver in the current year.

Fiscal Year Ended February 29, 2000 Compared with Fiscal Year Ended February 28, 1999

     Automotive segment

         For the fiscal year ended February 29, 2000, sales of automotive accessories were $17.8 million, an increase of approximately $1.8 million compared with the prior year. Sales to existing automotive customers increased by approximately $2.5 million, primarily due to additional sales to a significant customer that had acquired additional stores through a merger during the year, and through additional product offerings to other customers. Sales to new automotive customers totaled $660,000 in fiscal 2000. These increases in sales were offset in part by decreased sales to other existing customers of $1.4 million, as these customers chose to purchase items directly from the manufacturer or downsized their automotive departments.

         Gross profits increased by approximately $447,000 or about 2.7%, due to increased sales volume and to better margins earned on certain products.

         Operating profits for the automotive segment increased by approximately $439,000 due to the higher sales volume, offset by an increase of $31,000 in the provision for doubtful accounts resulting from higher receivable levels in fiscal 2000.

     Pet supplies segment

         Sales of pet supplies in fiscal 2000 totaled $2.3 million, an increase of approximately $286,000 compared with fiscal 1999. Most of the increase resulted from increasing sales to existing customers, which accounted for about $156,000 of the increase. Sales to new customers totaled approximately $104,000 for the year.

         Gross profits increased by approximately $138,000, principally as a result of the increased sales.

         Operating profits for the pet segment increased by approximately $36,000. The improvement in gross profits was offset in part by higher expenses, such as broker commissions, which directly resulted from the higher sales volumes.

         Interest expense increased by $59,000, primarily due to an increase in interest rates on the Revolver and a higher loan balance throughout the current year due principally to higher levels of inventory.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         SCPI is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company's policies do not permit active trading of or speculation in, derivative financial instruments. The Company's primary market risk exposure relates to interest rate risk. SCPI manages its interest rate risk by attempting to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. An increase of 1% in the market rate of interest would have increased the Company's interest expense in fiscal 2001 by approximately $35,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Independent Auditors' Report.......................................................        22

         Consolidated Balance Sheets: February 28, 2001 and February 29, 2000...............        23

         Consolidated Statements of Operations for the fiscal years ended
           February 28, 2001, February 29, 2000 and February 28, 1999.......................        24

         Consolidated Statements of Stockholders' Deficiency for the fiscal years ended
           February 28, 2001, February 29, 2000 and February 28, 1999 ......................        25

         Consolidated Statements of Cash Flows for the fiscal years ended
            February 28, 2001, February 29, 2000 and February 28, 1999 .....................        26

         Notes to Consolidated Financial Statements.........................................        27

             Schedule II - Valuation and Qualifying Accounts................................        37


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The by-laws of the Company currently provide for such number of directors (but no less than five) as is determined from time to time by the Board of Directors. In December 1998 the Board voted to increase the number of directors from six to seven. The following table lists the names and ages (at May 1, 2001) of the directors, and the year in which each was elected a director of the Company or its predecessor.


                 Name                                           Age       Director Since
                 ----                                           ---       --------------
                 John D. Abernathy                               64            1996
                 Terrance W. Allan                               47            1993
                 Mark Auerbach                                   63            1996
                 Robert M. Davies                                50            1996
                 Bernard H. Frank                                80            1993
                 Maarten D. Hemsley                              51            1998
                 Joel S. Lever                                   49            1996


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

         Mr. Abernathy. Mr. Abernathy has been Executive Director of Patton Boggs, LLP, a Washington DC law firm, since January 1995. From March 1991 to February 1994 he was the Managing Director of Summit, Solomon & Feldesman, a New York City law firm and from July 1983 until June 1990, Mr. Abernathy was Chairman and Chief Executive Partner of BDO Seidman, a public accounting firm. He is a director of Pharmaceutical Resources, Inc., a generic drug manufacturer and also serves as a director of Oakhurst. Mr. Abernathy is a certified public accountant.

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


         Mr. Hemsley. Mr. Hemsley was re-elected to the Board of Directors of the Company and of Oakhurst in December 1998. He had been an employee and director of SCPI or Oakhurst for many years prior to 1995. In December 1995, he resigned his positions with SCPI and Oakhurst and served as a consultant to SCPI and Oakhurst through his wholly owned financial consultancy company, Bryanston Management, Ltd. of which he has been President since 1993. Mr. Hemsley currently serves as President, Chief Operating Officer and Chief Financial Officer of Oakhurst and is Chief Financial Officer of SCPI. He also serves as a director of Industrial Acoustics Company, Inc. Mr. Hemsley also serves as a managing director of Menai Capital, L.L.C., which provides financial and investment consultancy services primarily to corporations, including to Sterling Construction Corporation, in which Oakhurst's wholly-owned subsidiary, Oakhurst Technology, Inc., owns a minority interest.

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

REPORT OF THE AUDIT COMMITTEE FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2001.

         This report has been prepared by the Audit Committee of the Board of Directors of the Company and addresses the Company's policies with respect to the annual audit performed by an independent auditing firm. The Company adopted a written charter for the Audit Committee during fiscal 2001. The Audit Committee met once during fiscal 2001 to discuss the results of the annual audit.

Members of the Audit Committee
         John Abernathy, Chairman and Independent Director
         Mark Auerbach, Independent Director

         Fees paid to the Company's independent auditing firm to conduct its annual audit were $60,000.

ITEM 11. EXECUTIVE COMPENSATION.

         This item contains information about compensation, stock options grants and employment arrangements and other information concerning certain of the executive officers and the directors of the Company.

SUMMARY COMPENSATION TABLE

         The following table sets forth the compensation the Company paid or accrued for services rendered in the Company's 2001, 2000 and 1999 fiscal years by the Chief Executive Officer and the only other executive officer of the Company whose compensation exceeded $100,000 in fiscal 2001 and who was serving at the end of the 2001 fiscal year.

                                          Annual Compensation              Long-term Compensation Awards
                                    --------------------------------     ----------------------------------
Name and  Principal                                     Other Annual     Securities            All other
Position                    Year    Salary     Bonus    Compensation*    Underlying Options**  Compensation
Bernard H. Frank(1)         2001     $50,242   $25,000        --          --                   $13,908(2)
Chairman & Chief            2000    $110,434   $25,000        --         7,750                 $13,908
Executive Officer           1999     $50,050   $6,250         --          --                   $13,908

Terrance W. Allan           2001    $132,072   $60,515        --          --                    --
President-Steel City        2000    $115,885   $15,000        --         9,750                  --
Products                    1999    $115,001        --        --          --                    --

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

COMPENSATION AGREEMENTS

         Mr. Frank. In fiscal 1997, in light of the Company's financial performance, Mr. Frank voluntarily reduced his annual salary by 50%. In February 1998, Mr. Frank's annual base salary was set by agreement at $50,000; he was granted participation in a deferred compensation program commencing March 1, 1998 providing for the payment to him of $5,000 per month for twenty-four months to compensate him for the portion of his salary voluntarily foregone by him; and commencing March 1, 1998, Mr. Frank was made eligible to participate in a bonus program pursuant to which the Compensation Committee of the Board of Directors in its discretion and after reviewing the Company's performance and cash position may grant to him on a quarterly basis a bonus not to exceed $25,000 in the aggregate in any one fiscal year. In fiscal 2001, Mr. Frank was paid $25,000 in respect of this bonus plan.

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

         Mr. Allan. The Company has an employment agreement with Mr. Allan (sometimes hereinafter referred to as the "executive") which commenced May 1, 2000 that provides for a base salary of $133,000 with annual salary increases. The agreement provides for the payment of an annual management bonus based upon the defined profits of the Company's operating division. The aggregate amount of such management bonus payable each year to the executive and to all other executives is not to exceed 8% of such defined profits and the allocation thereof is made by the Compensation Committee of the Company based on recommendations of Mr. Frank as Chief Executive Officer. Mr. Allan is also entitled to an executive bonus calculated as a percentage of defined annual profits of the Company that exceed $2,000,000. The initial term of the agreement expires on September 30, 2003, and may be extended on a year-to-year basis.

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

         The agreement also provides for certain termination rights in the event of a change in control of the Company. Change in control is defined to include certain changes in the make-up of the Company's board of directors or a sale of the Company's assets or business. The executive has the right to terminate his employment within six months following a change in control and be paid his base salary for a period of up to 24 months following such termination. In the event of any termination other than for cause, or voluntary resignation in the absence of a change in control, the executive's options become fully exercisable for a period of one-year following termination. If a change in control had occurred on May 1, 2001, and if Mr. Allan had exercised his rights of termination, payments by the Company would have been approximately $266,000 in the aggregate.

STOCK OPTION GRANTS.

         During fiscal 2001 no option grants relating to the Company's shares were made to any of the named executives officers. In August 1999, 9,750 and 7,750 options for shares of Oakhurst stock were granted to Messrs. Allan and Frank, respectively. These options vest over a four year period, with one-quarter of the total immediately exercisable.

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         During fiscal 2001, no options were exercised by any of the named executive officers.

         The following table sets forth certain information at February 28, 2001, the Company's fiscal year end, based upon (i) the average of the bid and ask price per share of the Company's common stock ($0.06) on that date, and (ii) the closing price per share of Oakhurst's common stock, ($0.75) on that date, as they relate to stock options held at that date by each of the individuals named in the Summary Compensation Table. The "value" of unexercised in-the-money options is the difference between the market value of the common stock subject to the options at February 28, 2001 and the exercise (purchase) price of the option shares.

                                                Number of Securities                 Value of Unexercised
                                               Underlying Unexercised                In-The-Money Options
                                             Options at Fiscal Year End               at Fiscal Year End
                                           Exercisable      Unexercisable       Exercisable       Unexercisable
                                           -----------      -------------       -----------       -------------
THE COMPANY'S COMMON STOCK
Bernard H. Frank                              23,141              --                --                 --
Terrance W. Allan                              9,257              --                --                 --

OAKHURST COMMON STOCK
Bernard H. Frank                              72,202            3,875               --                 --
Terrance W. Allan                             34,207            4,874               --                 --

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2001.

         This report has been prepared by the Compensation Committee of the Board of Directors of the Company and addresses the Company's compensation policies with respect to the Chief Executive Officer and executive officers of the Company in general for the 2001 fiscal year. Except for Mr. Frank, each member of the Committee is a non-employee director.

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

         Bonuses. Bonus is paid pursuant to the terms of each executive officer's employment agreement described above under the heading "Compensation Agreements."

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

                                   ----------

PERFORMANCE GRAPH

         The following graph assumes an investment of $100 on February 28, 1996 and compares annual changes thereafter in the market price of the Company's Common Stock with (i) the Dow Jones Global US Market Index (a broad market index), and (ii) the Dow Jones Retailers - Other Specialty Index, a group of companies whose marketing strategy is focused on a limited product line, such as automotive parts. Both indices are published in the Wall Street Journal.

                            STEEL CITY PRODUCTS, INC.

                                    [CHART]

                     Dow Jones -               Dow Jones -              Steel City
              Other Specialty Retailers       Total Return             Products, Inc.
              -------------------------       ------------             --------------

   1996                  100                        100                       100
   1997                  119                        124                       100
   1998                  162                        166                        50
   1999                  228                        192                        50
   2000                  257                        229                        58
   2001                  205                        201                       104

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT.

         The following tables set forth certain information regarding beneficial ownership of the Common Stock at May 1, 2001. Except as otherwise indicated in the footnotes, the Company believes that the beneficial owners of the Common Stock listed in this Item 12, based on information furnished by such owners, have sole investment and voting power with respect to the shares of Common Stock shown as beneficially owned by them.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS

         This table sets forth certain information regarding beneficial ownership of the Common Stock by each person known by the Company to own beneficially more than 5% of the outstanding Common Stock.


Name and Address                                         Number of Shares of             Percentage of
of Beneficial Owner                                   Series A Preferred Stock                Class
-------------------                                   ------------------------          ----------------
Oakhurst Company, Inc.                                        1,938,526                     100%
2751 Centerville Road, Suite 3131
Wilmington, Delaware 19808

Name and Address                                        Number of Shares of              Percentage of
of Beneficial Owner                                        Common Stock                       Class
-------------------                                     -------------------             ----------------
Oakhurst Company, Inc.                                           286,955                     10.0%
2751 Centerville Road, Suite 3131
Wilmington, Delaware 19808

SECURITY OWNERSHIP OF MANAGEMENT

         This table sets forth information regarding beneficial ownership of the Company's Common Stock (including Common Stock issuable upon exercise of outstanding options) by each director, each executive officer named in the "Summary Compensation Table," in Item 11, above, and by all directors and executive officers of the Company as a group. The directors and officers of the Company have furnished the information themselves. No director or officer owns any shares of Preferred Stock of the Company.

                                                            Number of Shares of      Percentage of
               Name                                            Common Stock             Class
               ----
               Maarten D. Hemsley                                113,419(1)              3.4%
               Joel S. Lever                                      40,819                 1.3%
               Bernard H. Frank                                   23,141(1)                *
               Mark Auerbach                                      16,662(1)                *
               Terrance W. Allan                                   9,257(1)                *
               John D. Abernathy                                      --                  --
               Robert M. Davies                                       --                  --

               All directors and executive officers
               as a group, 5 persons                             203,298                   6%

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

     1.  Financial Statements:

         Independent Auditors' Report

         Consolidated Balance Sheets: February 28, 2001 and February 29, 2000

         Consolidated Statements of Operations for the fiscal years ended
              February 28, 2001, February 29, 2000, and February 28, 1999

         Consolidated Statements of Stockholders' Deficiency for the fiscal years ended February 28, 2001, February 29, 2000, and February 28, 1999

         Consolidated Statements of Cash Flows for the fiscal years ended
              February 28, 2001, February 29, 2000, and February 28, 1999

         Notes to Consolidated Financial Statements

     2. Schedule II - Valuation and Qualifying Accounts All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

     3.  Exhibits

Exhibit No.      Description

     3.1 Restated Certificate of Incorporation (filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1993).

     3.2 By-laws of the Company as amended through May 17, 1993 (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1994).

   #10.1 Employment Agreement with Bernard H. Frank dated as of April 1, 1998 (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

   #10.2 Employment Agreement with Terrance W. Allan dated as of September 1, 1993 (filed as Exhibit 10.3 to the Company's Annual Report of Form 10-K for the fiscal year ended February 26, 1994).

   #10.4 Form of Option Agreement dated August 29, 1991 with directors and executive officers (filed as Exhibit 10(t) to the Company's Annual report on Form 10-K for the fiscal year ended February 29, 1992).

    10.5 Note Agreements with William T. Apgar, Liquidating Trustee for the Retail Acquisition Corp. Amended Plan of Reorganization, (filed as Exhibit 10(w) the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1993).

    10.6 Trademark & Trade Name License Agreement between Oakhurst Holdings, Inc. and Steel City Products, Inc., dated August 16, 1995, (filed as exhibit #10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).

    10.7          Corporate Services Agreement between Steel City Products, Inc.
                  and Oakhurst Management Corporation dated June 1, 1995, (filed as exhibit #10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).

    10.8 Lease agreement by and between Regional Industrial Development Corporation of Southwestern Pennsylvania and Steel City Products, Inc., dated November 11, 1997- (filed as exhibit #10 to the Company's Form 10-K for the year ended February 28,
                  1998)

    *#10.9 Lease agreement by and between SPEDD, Inc. and Steel City Products, Inc. dated November 21. 2000.

    *#10.10       Employment Agreement with Terrance W. Allan dated as of May 1,
                  2000.

    18.1 Letter regarding change in accounting principle (filed as exhibit 18.1 to the Company's Form 10-K for the year ended February 28, 1999).

    21 Subsidiaries at February 28, 2001: Oakhurst Holdings, Incorporated - Delaware

----------

# Management contract or compensatory plan or arrangement.

* Filed herewith


(b)  Reports on Form 8-K:

         No Reports on Form 8-K were filed during the last quarter of the fiscal year ended February 28, 2001.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Steel City Products, Inc.:


We have audited the accompanying consolidated balance sheets of Steel City Products, Inc. and subsidiary as of February 28, 2001 and February 29, 2000, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years ended February 28, 2001, February 29, 2000, and February 28, 1999. Our audits also included the consolidated financial statement schedule listed at Item 14(a)(2). These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Steel City Products, Inc. and subsidiary as of February 28, 2001 and February 29, 2000, and the results of their operations and their cash flows for the years ended February 28, 2001, February 29, 2000 and February 28, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.





/s/ Deloitte and Touche, LLP

Pittsburgh, Pennsylvania
July 6, 2001

                            STEEL CITY PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                        February 28, February 29,
                                                                                            2001        2000
                                                                                        ------------ ------------
                                      ASSETS
Current assets:
     Cash .............................................................................   $     83    $      7
     Trade accounts receivable, less allowance of $191 and $230, respectively .........      2,591       2,478
     Inventories ......................................................................      4,151       4,795
     Other ............................................................................         66          81
                                                                                          --------    --------
               Total current assets ...................................................      6,891       7,361

Property and equipment, at cost .......................................................      1,286       1,160
     Less accumulated depreciation ....................................................       (901)       (782)
                                                                                          --------    --------
                                                                                               385         378
Other assets ..........................................................................        162         171
                                                                                          --------    --------
                                                                                          $  7,438    $  7,910
                                                                                          ========    ========

                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
     Accounts payable .................................................................   $  4,389    $  4,869
     Accrued compensation .............................................................        356         374
     Current maturities of long-term obligations ......................................         77         209
     Other ............................................................................        108         132
                                                                                          --------    --------
               Total current liabilities ..............................................      4,930       5,584
                                                                                          --------    --------


Long-term obligations:
     Long-term debt ...................................................................      3,464       3,172
     Other long-term obligations ......................................................        169         180
                                                                                          --------    --------
                                                                                             3,633       3,352
                                                                                          --------    --------
Commitments and contingencies .........................................................         --          --

Stockholders' deficiency:
     Preferred stock, par value $0.01 per share; authorized 5,000,000 shares,
           issued 1,938,526 shares; liquidation preference $10,135 ....................         19          19
     Common stock, par value $0.01 per share; authorized 5,000,000 shares,
          issued 3,238,061 shares .....................................................         32          32
     Additional paid-in capital .......................................................     43,824      43,824
     Deficit ..........................................................................    (36,016)    (36,570)
     Advances to Oakhurst Company, Inc. (See Note 3) ..................................     (8,983)     (8,330)
     Treasury stock, at cost, 207 common shares .......................................         (1)         (1)
                                                                                          --------    --------
              Total stockholders' deficiency ..........................................     (1,125)     (1,026)
                                                                                          --------    --------
                                                                                          $  7,438    $  7,910
                                                                                          ========    ========


    The accompanying notes are an integral part of these financial statements

                            STEEL CITY PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         Fiscal Year     Fiscal Year    Fiscal Year
                                                                            Ended           Ended         Ended
                                                                         February 28,    February 29,   February 28,
                                                                              2001          2000           1999
                                                                         ------------    -----------    ------------
Sales .................................................................   $    20,694    $    20,142    $    18,092
Other income ..........................................................           864            711            738
                                                                          -----------    -----------    -----------
                                                                               21,558         20,853         18,830
                                                                          -----------    -----------    -----------

Cost of goods sold, including occupancy and buying expenses ...........        16,538         16,255         14,754
Operating, selling and administrative expenses ........................         3,976          3,859          3,795
Provision for doubtful accounts .......................................            30             57             26
Interest expense ......................................................           433            349            290
                                                                          -----------    -----------    -----------
                                                                               20,977         20,520         18,865
                                                                          -----------    -----------    -----------
Income (loss) before undistributed earnings of affiliate
    and income taxes ..................................................           581            333            (35)

Undistributed earnings of affiliate ...................................            --             --            196

Income tax expense ....................................................            27             10              8
                                                                          -----------    -----------    -----------
Net income ............................................................           554            323            153

Effect of Series A Preferred Stock dividends ..........................        (1,014)        (1,014)        (1,014)
                                                                          -----------    -----------    -----------

Net loss attributable to common stockholders ..........................   $      (460)   $      (691)   $      (861)
                                                                          ===========    ===========    ===========

Basic and diluted net loss per share:
     Net loss attributable to common stockholders after
          preferred stock dividends ...................................   $     (0.14)   $     (0.21)   $     (0.27)
                                                                          ===========    ===========    ===========

Weighted average number of shares outstanding used in
     computing per share amounts ......................................     3,238,061      3,238,061      3,238,061
                                                                          ===========    ===========    ===========


    The accompanying notes are an integral part of these financial statements

                            STEEL CITY PRODUCTS, INC.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                             (DOLLARS IN THOUSANDS)

                                                                                         Advances
                                                             Additional                 to Oakhurst
                                 Preferred       Common       Paid-In      Retained      Company,     Treasury
                                   stock         stock        Capital       Deficit        Inc.         stock         Totals
                                 ----------    ----------    ----------   ----------    ----------    ----------    ----------

BALANCE AT FEBRUARY 28, 1998     $       19    $       32    $   43,824   $  (37,046)   $   (6,722)   $       (1)   $      106
Change in advances to Oakhurst
Company, Inc.                                                                               (1,085)                     (1,085)
Net income                                                                       153                                       153
                                 ----------    ----------    ----------   ----------    ----------    ----------    ----------
BALANCE AT FEBRUARY 28, 1999             19            32        43,824      (36,893)       (7,807)           (1)         (826)
Change in advances to Oakhurst
Company, Inc.                                                                                 (523)                       (523)
Net income                                                                       323                                       323
                                 ----------    ----------    ----------   ----------    ----------    ----------    ----------
BALANCE AT FEBRUARY 29, 2000             19            32        43,824      (36,570)       (8,330)           (1)       (1,026)
Change in advances to Oakhurst
Company, Inc.                                                                                 (653)                       (653)
Net income                                                                       554                                       554
                                 ----------    ----------    ----------   ----------    ----------    ----------    ----------
BALANCE AT FEBRUARY 28, 2001     $       19    $       32    $   43,824   $  (36,016)   $   (8,983)   $       (1)   $   (1,125)
                                 ==========    ==========    ==========   ==========    ==========    ==========    ==========


    The accompanying notes are an integral part of these financial statements

                            STEEL CITY PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)



                                                                          Fiscal year         Fiscal year           Fiscal year
                                                                             Ended               Ended                 Ended
                                                                       February 28, 2001    February 29, 2000    February 28, 1999
                                                                       -----------------    -----------------    -----------------

Cash flows from operating activities:
      Net income ..................................................     $           554      $           323      $           153
      Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization ............................                 144                  176                   99
         Undistributed earnings of affiliate ......................                  --                   --                 (196)
         Other ....................................................                (164)                  (5)                (104)
      Other changes in operating assets and liabilities:
         Accounts receivable ......................................                (113)                (305)                 525
         Inventories ..............................................                 644                 (848)                   4
         Accounts payable .........................................                (480)                 934                    9
         Other ....................................................                  (5)                  63                   20
                                                                        ---------------      ---------------      ---------------

Net cash provided by operating activities .........................                 580                  338                  510
                                                                        ---------------      ---------------      ---------------


Cash flows from investing activities:
      Additions to property and equipment .........................                 (55)                 (69)                (177)
                                                                        ---------------      ---------------      ---------------


Cash flows from financing activities:
      Net borrowings under revolving credit agreement .............                 292                  386                  716
      Repayment of Creditor Notes .................................                  --                   --                 (190)
      Net increase in advances to Oakhurst ........................                (653)                (523)              (1,085)
      Proceeds from long-term borrowings ..........................                  --                   --                  263
      Principal payments on long-term obligations .................                 (68)                 (67)                 (36)
      Deferred loan costs .........................................                 (20)                 (60)                  --
                                                                        ---------------      ---------------      ---------------
Net cash provided by financing activities .........................                (449)                (264)                (332)
                                                                        ---------------      ---------------      ---------------

Net increase in cash ..............................................                  76                    5                    1
Cash at beginning of year .........................................                   7                    2                    1
                                                                        ---------------      ---------------      ---------------
Cash at end of year ...............................................     $            83      $             7      $             2
                                                                        ===============      ===============      ===============


Supplemental disclosures of cash flow information:
      Cash paid during the year for:
      Interest ....................................................     $           452      $           343      $           337
                                                                        ===============      ===============      ===============
      Income taxes, net of refunds received .......................     $             1      $             1      $            10
                                                                        ===============      ===============      ===============

Supplemental disclosure of non-cash financing activities:
      Capital lease obligations for new equipment .................     $            71      $            --      $           144
                                                                        ===============      ===============      ===============






   The accompanying notes are an integral part of these financial statements

                            STEEL CITY PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

         The accompanying consolidated financial statements include the accounts of subsidiaries for which the Company has a greater than 50% ownership interest and all significant intercompany accounts and transactions have been eliminated in consolidation.

Business Activities:

         Steel City Products, Inc. ("SCPI" or "the Company") is a wholesale distributor primarily of automotive accessories, operating under the trade name Steel City Products, selling mainly to discount retail chains, hardware and supermarket retailers, drug stores and to automotive specialty stores, based principally in the Northeastern United States. In fiscal 1997, SCPI also began distributing non-food pet supplies, primarily to supermarket retailers and in fiscal 2001, expanded its distribution business to include lawn and garden products. SCPI is a majority-owned subsidiary of Oakhurst Company, Inc., ("Oakhurst") (see Note 2).

Use of Estimates:

         The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year:

         The Company's fiscal year ends on the last day of February.

Inventories:

         Inventories are valued at the lower of cost as determined by the first-in first-out (FIFO) method, or market.

Property and Equipment:

         Depreciation and amortization are computed using the straight-line method. Estimated useful lives used for computing depreciation and amortization is: leasehold improvements, 10 years; and office furniture, warehouse equipment and vehicles, 3-10 years. Depreciation expense was approximately $118,000, $109,000 and $92,000 in fiscal 2001, 2000 and 1999, respectively.

Other Assets:

         Other assets include goodwill associated with the acquisition in 1969 of Steel City Products, which is being amortized over a 40-year period. The unamortized carrying value at February 28, 2001 and February 29, 2000 is approximately $135,000 and $141,000, respectively.

         SCPI periodically evaluates its long-lived assets to assess whether the carrying values have been impaired, using the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the

Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". No such write-downs due to impairment were recorded in fiscal 2001, 2000 or 1999.

Equipment Under Capital Leases:

         The Company accounts for capital leases, which transfer substantially all the benefits and risks incident to the ownership of the property to the Company, as the acquisition of an asset and the incurrence of an obligation. Under this method of accounting, the cost of the leased asset is amortized principally using the straight-line method over its estimated useful life and the obligation, including interest thereon, is liquidated over the life of the lease. Depreciation expense on leased equipment and the related accumulated depreciation is included with that of owned equipment.

Revenue Recognition:

         Revenues are recognized when all of the following criteria are met:

                  - There is persuasive evidence that an arrangement exists

                  -        Shipment has occurred

                  - The sales price to the buyer is fixed and determinable, and

                  -        Collectibility is reasonably assured.

Shipping and Handling:

         Shipping costs are included as cost of goods sold.

         Expenses incurred for handling goods in preparation for shipment to customers totaled $815,000, $790,000 and $788,000 during fiscal 2001, 2000 and 1999, respectively. These expenses are primarily related to warehouse personnel and are presented in the financial statements as part of operating, selling and administrative expenses.

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

         SCPI is included in the consolidated federal income tax return of Oakhurst. For financial reporting purposes, income taxes are calculated on a stand-alone basis.

Earnings Per Share:

         Basic earnings or loss per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the year. Loss per share amounts do not include shares of common stock issuable upon the exercise of stock options since that would have an antidilutive effect and reduce net loss per share. At February 28, 2001, February 29, 2000 and February 28, 1999, there were options to purchase 126,198 shares of common stock outstanding.

Stock Based Compensation:

         The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

New Accounting Pronouncements:

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted in years beginning after June 15, 2000. The Company's adoption of SFAS No. 133 on March 1, 2001 had no effect on its financial position or results of operations.

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

         The Series A Preferred Stock carries a dividend rate of $0.5228 per share and has a redemption price and liquidation preference of $5.2282 per share plus any accumulated dividends in arrears. Through February 28, 2001, dividends of approximately $9.9 million have accumulated since the effective date of the merger; of this amount, approximately $3.6 million has been declared by SCPI's Board of Directors and paid. Approximately $6.3 million of undeclared dividends in arrears were outstanding at February 28, 2001. The Series A Preferred Stock has voting rights, which are ten times greater than the common stock voting rights.

3. ADVANCES TO OAKHURST COMPANY, INC.

         SCPI participates in a cash concentration system with Oakhurst. Available cash that has been transferred to Oakhurst has been reflected as an addition to the advances to Oakhurst. Advances to Oakhurst bear interest at the Citibank base rate plus 2%.

         Advances made to Oakhurst of $9.0 million and $8.3 million as of February 28, 2001 and February 29, 2000, respectively, are classified as a component of stockholders' deficiency because the repayment of these advances from sources other than the declaration of SCPI's Series A preferred stock dividends presently appears unlikely.

4. PROPERTY AND EQUIPMENT

         Property and equipment are summarized as follows (in thousands):

                                                                February 28, 2001    February 29, 2000
                                                                -----------------    -----------------
Leasehold improvements .....................................     $           337      $           316
Office furniture, warehouse equipment and vehicles .........                 949                  844
                                                                 ---------------      ---------------
                                                                           1,286                1,160
Less accumulated depreciation ..............................                (901)                (782)
                                                                 ---------------      ---------------
                                                                 $           385      $           378
                                                                 ===============      ===============

         Warehouse equipment financed under capital leases amounted to $253,900 and $182,921 for fiscal 2001 and fiscal 2000, respectively. Accumulated depreciation related to such leases was $138,376 and $82,269 at February 28, 2001 and February 29, 2000, respectively.

5. LONG-TERM OBLIGATIONS

   Long-term obligations consist of the following (in thousands):

                                                                                  February 28, 2001     February 29, 2000
                                                                                  -----------------     -----------------
Revolving Credit Agreement due in May 2003 ..................................     $           3,464     $           3,172
Capital lease obligations for computer and warehouse equipment, due
monthly through December 2005 ...............................................                   160                   128
Subordinated loan for leasehold improvements, due monthly through
October 2003 ................................................................                    55                    74
Other .......................................................................                    31                   187
                                                                                  -----------------     -----------------
                                                                                              3,710                 3,561
Less current portion ........................................................                    77                   209
                                                                                  -----------------     -----------------
                                                                                  $           3,633     $           3,352
                                                                                  =================     =================

         In March 1996, Oakhurst obtained financing from an institutional lender (the "Revolver"). The Revolver required that loans be made directly to Oakhurst's subsidiaries, including SCPI. The Revolver is secured by the accounts receivable, inventory and fixed assets of SCPI. In fiscal 2001 Oakhurst and SCPI further amended the agreement to identify SCPI as the Borrower under the revolving credit line (cross-collateralized by Oakhurst), to provide for a renewal term through May 2003 and to limit the Revolver to a maximum of 4.5 million, subject to a borrowing base. The Revolver carries an interest rate equal to Citibank N.A. base rate plus 2%. At February 28, 2001, the interest rate on the Revolver was 10.5%.

         At February 28, 2001, the borrowing base under the Revolver was approximately $3.7 million. During fiscal 2001, the borrowing base ranged from $3.1 million to $5.3 million, and averaged approximately $4.1 million.

         In October 1998, SCPI obtained a low-interest loan from the Redevelopment Authority of the City of McKeesport (the "Subordinated Loan"). The Subordinated Loan, which is subordinated to the Revolver, was in the amount of $98,000 and bears interest at the rate of 5% per annum. The loan is being repaid in monthly installments through October 2003.

         Long-term obligations mature during each fiscal year as follows (in thousands):

Fiscal
------

2002 ..................................................     $       77
2003 ..................................................             83
2004 ..................................................          3,524
2005 ..................................................             15
2006 ..................................................             11
                                                            ----------
Total .................................................     $    3,710
                                                            ==========

         In July 2001, SCPI signed a commitment letter with a bank to enter into a new two-year revolving line of credit in the amount of $4.5 million, subject to a borrowing base. The new revolver carries an interest rate equal to prime plus 1%. The lender's commitment is subject to certain terms and conditions.

6. FINANCIAL INSTRUMENTS

         Financial instruments at February 28, 2001 and February 29, 2000 include the Revolver and the Subordinated Loan. The fair value of these instruments, which were estimated by management based on the rates available to the Company for instruments of the same maturities, approximate the instruments' carrying values.

7. INCOME TAXES AND DEFERRED TAX ASSET

         At February 28, 2001, SCPI and Oakhurst had net operating tax loss carry-forwards (the "Tax Benefits") of approximately $167 million, which expire in the years 2002 through 2021, which shelter most of SCPI's income from federal income taxes. A change in control of SCPI or Oakhurst in any three-year period exceeding 50% may lead to the loss of the majority of the Tax Benefits. In order to reduce the likelihood of such a change of control occurring, SCPI's and Oakhurst's Certificates of Incorporation include restrictions on the registration of transfers of stock resulting in, or increasing, individual holdings exceeding 4.5% of each company's common stock.

         Under SFAS No. 109, SCPI records as an asset the tax effect of its net operating tax loss carry-forwards and other tax benefits, reduced by a valuation allowance which reduces the net asset to the amount management believes more likely than not will be realized. At the balance sheet date, existing deferred tax assets are fully reserved and there were no deferred tax liabilities.

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

         The deferred tax effects of temporary differences are not significant and current income tax expense represents state income taxes. There are no federal income taxes due to the significant net operating tax loss carry-forwards.

         Income tax expense consists of the following (in thousands):

                                                                   Fiscal Year Ended
                                              February 28, 2001    February 29, 2000    February 28, 1999
                                              -----------------    -----------------    -----------------
Current tax expense                           $             225    $              96    $               8
Current tax benefit from utilization of net
operating tax loss carry-forwards                          (198)                 (86)                  --
                                              -----------------    -----------------    -----------------
Income tax expense                            $              27    $              10    $               8
                                              =================    =================    =================

         The income tax provision differs from the amount computed using the statutory federal income tax rate of 34% applied to net income before taxes for the following reasons (in thousands):

                                                                                   Fiscal Year Ended
                                                              February 28, 2001    February 29, 2000    February 28, 1999
                                                              -----------------    -----------------    -----------------

Tax expense based on the U.S. federal statutory rate          $             198    $             113    $              55
State income tax expense net of refunds and federal benefit                  22                    7                   10
Equity in undistributed income                                               --                   --                  (67)
Decrease in deferred tax asset valuation allowance                         (198)                 (86)                  --
Other                                                                         5                  (24)                  10
                                                              -----------------    -----------------    -----------------
Income tax expense                                            $              27    $              10    $               8
                                                              =================    =================    =================

         The availability of the net operating tax loss carry-forwards may be adversely affected by future ownership changes of SCPI or Oakhurst; at this time, such changes cannot be predicted. SCPI's and Oakhurst's estimated operating tax loss carry-forwards at February 28, 2001 expire as follows (in thousands):

Fiscal
------
2002                             $   13,000
2003                                 52,000
2004                                 22,000
2005                                 49,000
2006                                 13,000
2011                                  1,000
2012                                  2,000
2013                                  3,000
Thereafter                           12,000
                                 ----------
                                 $  167,000
                                 ==========

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

         The Creditor Notes, which were non-interest bearing, were payable upon presentment in equal annual installments through July 1998. The Creditor Notes were discounted using an imputed interest rate of 7.5%. Imputed interest expense of approximately $9,000 was recorded for fiscal 1999. There was no imputed interest expense recorded in fiscal 2001 or fiscal 2000. In addition, income of approximately $144,000, $5,000 and $127,000 associated with the expiration of Creditor Notes was included in other income for fiscal 2001, fiscal 2000 and fiscal 1999, respectively.

9. STOCK OPTIONS

          In fiscal 1992, the Board of Directors granted options to purchase 215,987 shares of common stock to key employees and to members of the Board of Directors. The exercise price of the options, which was equal to the market value of the stock at the date of the grant, is $0.625. In fiscal 1997, 89,789 options expired. As of February 28, 2001, no options had been exercised; all options are fully vested and will remain exercisable through January 2002. Stock options outstanding at February 28, 2001 and February 29, 2000 were 126,198 and 126,198, respectively.

10. EMPLOYEE PENSION PLAN

         Steel City Products, together with Oakhurst, maintains a profit-sharing plan ("the Plan") covering substantially all of its employees, whereby employees may contribute a percentage of compensation, limited to maximum allowed amounts under the Internal Revenue Code. The Plan provides for discretionary employer contributions, the level of which, if any, is to be determined annually by each company's Board of Directors. There were no discretionary contributions made by the Company for the years ended February 28, 2001, February 29, 2000 or February 28, 1999.

11. OPERATING LEASE

         In December 1997, the Company entered into an operating lease for its warehouse with an initial term that expires January 1, 2003, with one additional five-year renewal option. The lease requires minimum rental payments of $247,000 per annum, and payment by the Company of certain expenses such as liability insurance, maintenance and other operating costs. With the addition of lawn and garden business in fiscal 2001, the Company entered into a lease agreement for additional warehouse and office space with an initial term of seven years, expiring December 2007, with one additional renewal option.

         Minimum annual rentals for all operating leases having initial non-cancelable lease terms in excess of one year are as follows (in thousands):

           Fiscal
           ------
           2002.............................................   $  377
           2003.............................................      348
           2004.............................................      162
           2005.............................................      173
           2006.............................................      183
           Thereafter.......................................      353
                                                               ------
           Total future minimum rental payments                $1,596
                                                               ======

         Total rent expense for the fiscal years ended February 28, 2001, February 29, 2000 and February 28, 1999 was approximately $268,000, $247,000 and $247,000, respectively.

12. SEGMENT INFORMATION

         The Company's historical business has been the distribution of automotive related accessories. The distribution of pet supplies was added as a product line in fiscal 1996, and in fiscal 2001, the Company began to distribute lawn and garden accessories. The Company operates in three operating segments, automotive products, ("Auto"), non-food pet products, ("Pet") and lawn and garden products ("Lawn"). Maarten Hemsley, the Chief Financial Officer of the Company, reviews the operating profitability of each segment and its working capital needs to allocate financial resources. The non-food pet operating segment assets and the lawn and garden segment assets consists solely of its inventory.

FISCAL 2001
Segments                            Auto            Pet           Lawn         Corporate        Total
                                ------------   ------------   ------------   ------------    ------------
Net sales                       $     17,653   $      2,642   $        399                   $     20,694
                                ============   ============   ============                   ============
Operating profit                $        619   $        355   $         44   $         (4)          1,014
Interest expense                                                                                      433
                                                                                             ------------
Income before taxes                                                                                   581
Income taxes                                                                                           27
                                                                                             ------------
Net income                                                                                   $        554
                                                                                             ============
Depreciation and amortization   $        118                                 $         26    $        144
Segment assets                  $      6,516   $        307   $        467   $        148    $      7,438
Capital expenditures            $        126                                                 $        126

FISCAL 2000
Segments                            Auto            Pet         Corporate        Total
                                ------------   ------------   ------------    ------------
Net sales                       $     17,871   $      2,271                   $     20,142
                                ============   ============                   ============
Operating profit                $        521   $        321   $       (160)            682
Interest expense                                                                       349
                                                                              ------------
Income before taxes                                                                    333
Income taxes                                                                            10
                                                                              ------------
Net income                                                                    $        323
                                                                              ============
Depreciation and amortization   $        109                  $         65    $        174
Segment assets                  $      7,451   $        306   $        153    $      7,910
Capital expenditures            $         69                                  $         69


FISCAL 1999
Segments                                                  Auto             Pet        Corporate         Total
                                                      ------------    ------------   ------------    ------------
Net sales                                             $     16,107    $      1,985                   $     18,092
                                                      ============    ============                   ============
Operating profit                                      $         82    $        285   $       (112)            255
Interest expense                                                                                              290
                                                                                                     ------------
Loss before undistributed earnings of affiliate and
income taxes                                                                                                  (35)
Undistributed earnings of affiliate                                                                           196
Income taxes                                                                                                   (8)
                                                                                                     ------------
Net income                                                                                           $        153
                                                                                                     ============
Depreciation and amortization                         $         92                   $          7    $         99
Segment assets                                        $      6,408    $        220   $        850    $      7,478
Capital expenditures                                  $        321                                   $        321

13. MAJOR CUSTOMERS

         Sales to major customers representing individually more than 10% of sales during any of the latest fiscal years were as follows (in thousands):

                                  Fiscal Year Ended             Fiscal Year Ended           Fiscal Year Ended
                                  February 28, 2001             February 29, 2000           February 28, 1999
                               ----------------------         ---------------------       --------------------
                                Sales      % of sales          Sales     % of sales        Sales    % of sales
Ames                           $3,746         18%             $3,144         16%          $1,955       11%
Kroger                         $2,057         10%             $2,037         10%          $1,745        9%
Giant Eagle                    $2,055         10%             $1,523          8%          $1,123        6%

14. RELATED PARTY TRANSACTIONS

         In June 1995, SCPI engaged Oakhurst Management Corporation ("OMC"), a wholly-owned subsidiary of Oakhurst, to provide certain legal, management, investor relations, accounting, and tax services. SCPI's results for the fiscal years ended 2001, 2000 and 1999 include charges of approximately $469,000, $322,000 and $367,000, respectively, for these services.

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     (Dollar amounts in thousands, except per share data)

Fiscal 2001 quarter ended                    May 31      August 31   November 30   February 28       Total
Sales                                      $    5,745   $    5,285   $    4,631    $    5,033    $   20,694
Gross profit                                    1,243        1,047          892           974         4,156
Net income                                        253          299          (15)           17           554
Preferred stock dividends                         253          255          255           251         1,014
Net income/(loss) attributable to common
stockholders                                       --   $       44   $     (270)   $     (234)   $     (460)

Net loss per share
 attributable to common stockholders               --   $     0.01   $    (0.08)   $    (0.07)   $    (0.14)


Fiscal 2000 quarter ended                        May 31       August 31    November 30   February 29      Total
Sales                                          $    5,625    $    5,328    $    4,696    $    4,493    $   20,142
Gross profit                                        1,169           955           889           874         3,887
Net income                                            214           159            15           (65)          323
Preferred stock dividends                             255           255           255           249         1,014
Net loss attributable to common stockholders   $      (41)   $      (96)   $     (240)   $     (314)   $     (691)

Net loss per share
 attributable to common stockholders           $    (0.01)   $    (0.03)   $    (0.07)   $    (0.10)   $    (0.21)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              STEEL CITY PRODUCTS, INC.


Dated: July 6, 2001           By:     /s/ Bernard H. Frank
                                 ---------------------------------------------
                                 Bernard H. Frank, Chief Executive Officer
                                 (duly authorized officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                                                  TITLES                  DATE
----------                                                  ------                  ----


       /s/   Bernard H. Frank                    Chairman of the Board          July 6, 2001
------------------------------------------       Chief Executive Officer
     Bernard H. Frank                                Director (principal
                                                     executive officer)

      /s/    Maarten D. Hemsley                  Chief Financial Officer        July 6, 2001
------------------------------------------       (principal financial and
Maarten D. Hemsley                                   accounting officer)
                                                     Director

      /s/    Terrance W. Allan                   Executive Vice President       July 6, 2001
------------------------------------------       Director
Terrance W. Allan


      /s/    John D. Abernathy                   Director                       July 6, 2001
------------------------------------------
John D. Abernathy


      /s/    Mark Auerbach                       Director                       July 6, 2001
------------------------------------------
Mark Auerbach


      /s/    Robert M. Davies                    Director                       July 6, 2001
------------------------------------------
Robert M. Davies


      /s/    Joel S. Lever                       Director                       July 6, 2001
------------------------------------------
Joel S. Lever

                                                                     SCHEDULE II

                            STEEL CITY PRODUCTS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)


                  Column A                    Column B                   Column C                   Column D         Column E
                                              Balance at                      Charges to other
                                             beginning of    Charged to costs    accounts -        Deductions -    Balance at end
                 Description                    period         and expenses       describe         describe(A)        of period

Allowance for doubtful accounts deducted
from trade accounts receivable:
Years ended:
February 28, 2001                          $           230                30                --                69   $           191
February 29, 2000                          $           244                51                --                65   $           230
February 28, 1999                          $           355                26                --               137   $           244

(A)  Amounts were deemed uncollectible

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

   #10.1          Employment Agreement with Bernard H. Frank dated as of April
                  1, 1998 (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

   #10.2          Employment Agreement with Terrance W. Allan dated as of
                  September 1, 1993 (filed as Exhibit 10.3 to the Company's
                  Annual Report of Form 10-K for the fiscal year ended February
                  26, 1994).

   #10.4 Form of Option Agreement dated August 29, 1991 with directors and executive officers (filed as Exhibit 10(t) to the Company's Annual report on Form 10-K for the fiscal year ended
                  February 29, 1992).

    10.5 Note Agreements with William T. Apgar, Liquidating Trustee for the Retail Acquisition Corp. Amended Plan of Reorganization,
                  (filed as Exhibit 10(w) the Company's Annual Report on Form
                  10-K for the fiscal year ended February 27, 1993).

    10.6          Trademark & Trade Name License Agreement between Oakhurst
                  Holdings, Inc. and Steel City Products, Inc., dated August 16,
                  1995, (filed as exhibit #10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).

    10.7          Corporate Services Agreement between Steel City Products, Inc.
                  and Oakhurst Management Corporation dated June 1, 1995, (filed as exhibit #10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).

    10.8          Lease agreement by and between Regional Industrial Development
                  Corporation of Southwestern Pennsylvania and Steel City
                  Products, Inc., dated November 11, 1997- (filed as exhibit #10 to the Company's Form 10-K for the year ended February 28,
                  1998)

    *#10.9        Lease agreement by and between SPEDD, Inc. and Steel City
                  Products, Inc. dated November 21. 2000.

    *#10.10       Employment Agreement with Terrance W. Allan dated as of May 1,
                  2000.

    18.1 Letter regarding change in accounting principle (filed as exhibit 18.1 to the Company's Form 10-K for the year ended
                  February 28, 1999).

    21            Subsidiaries at February 28, 2001: Oakhurst Holdings,
                  Incorporated - Delaware

----------

# Management contract or compensatory plan or arrangement.

* Filed herewith