Form 10-K405/A
period 2000-02-29
STEEL CITY PRODUCTS INC
filed 2001-08-10
CIK 46535

                                   FORM 10-K/A

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

          Title of each class                   Name of each exchange on which registered
COMMON STOCK, $0.01 PAR VALUE PER SHARE                            NONE

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

         The following table shows sales to SCPI's customers that individually accounted for more than 10% of sales during any of the latest three fiscal years (dollars in thousands):


            Fiscal Year Ended        Fiscal Year Ended        Fiscal Year Ended
            February 29, 2000        February 28, 1999        February 28, 1998
            -----------------       --------------------     -------------------
                          % of                     % of                    % of
               Sales      Sales       Sales        Sales         Sales     Sales
            ----------    -----     ---------      -----     ----------    -----
Ames        $    3,144     16%      $    1,955      11%      $    2,178      12%
Kroger      $    2,037     10%      $    1,745       9%      $    1,263       7%

         In fiscal 2000, Ames acquired additional stores through a merger. The increase in revenues at SCPI due to the additional locations aggregated approximately $1.2 million.. Although SCPI's two largest customers account for approximately one-quarter of its total revenues, management has no reason to believe that its business with either of these customers will be terminated in the foreseeable future, as evidenced by the continuing increases in sales to each of them. However, in the event that either of these customers ceased doing business with SCPI, the resulting reduction in revenues could significantly impact profitability, unless a replacement customer were identified.

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

                                                  February 29,   February 28,  February 28,  February 28,  February 29,
                                                      2000          1999       1998(a)(b)      1997(a)       1996(a)
                                                  ------------   -----------   ----------    -----------   ------------

OPERATING RESULTS:
Sales ..........................................   $   20,142    $   18,092    $   17,879    $   18,031    $   24,647
                                                   ==========    ==========    ==========    ==========    ==========

Income (loss) from continuing operations
     before income taxes .......................   $      333    $      161    $    1,395    $     (249)   $     (255)

Current income tax (expense) benefit ...........          (10)           (8)           --            (9)          136
Deferred income tax expense(d)  ................                                   (1,000)       (1,093)       (1,500)
                                                   ----------    ----------    ----------    ----------    ----------
Income (loss) from continuing operations .......          323           153           395        (1,351)       (1,619)

Income from discontinued operations(e)  ........           --            --            --            --            43

Series A Preferred Stock dividends(c)  .........       (1,014)       (1,014)       (1,014)       (1,014)       (1,016)
                                                   ----------    ----------    ----------    ----------    ----------

Net loss attributable to common stockholders ...   $     (691)   $     (861)   $     (619)   $   (2,365)   $   (2,592)
                                                   ==========    ==========    ==========    ==========    ==========

BASIC AND DILUTED PER SHARE AMOUNTS:
Loss from continuing operations after
     preferred stock dividends .................   $    (0.21)   $    (0.27)   $    (0.19)   $    (0.73)   $    (0.80)
Income from discontinued operations(e) .........           --            --            --            --          0.01
                                                   ----------    ----------    ----------    ----------    ----------
Net loss attributable to common stockholders ...   $    (0.21)   $    (0.27)   $    (0.19)   $    (0.73)   $    (0.79)
                                                   ==========    ==========    ==========    ==========    ==========

BALANCE SHEET STATISTICS:
Total assets (f)  ..............................   $    7,910    $    7,807    $    7,699    $    8,906    $   11,337
Long-term obligations ..........................   $    3,352    $    3,029    $    2,132    $    3,581    $    2,216
Series A Preferred Stock face value(c)  ........   $   10,135    $   10,135    $   10,135    $   10,135    $   10,135


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         SCPI is a special, limited purpose, majority-owned subsidiary of Oakhurst. SCPI is expected to concentrate on its historical distribution business, while any future growth and expansion opportunities are to be pursued by Oakhurst or its subsidiaries. Through Oakhurst's ownership of SCPI, primarily in the form of preferred stock, Oakhurst retains substantially all the value of SCPI, and receives substantially all of the benefit of operations through dividends on the preferred stock. Oakhurst's ownership of SCPI is designed to facilitate the preservation and utilization of SCPI's and Oakhurst's net operating tax loss carry-forwards and capital losses which amount to approximately$158 million at February 29, 2000.

         SCPI distributes automotive and non-food pet products utilizing two operating segments, Auto and Pet. The allocation of financial resources is determined by SCPI's President and Chief Operating Officer, Maarten Hemsley, who reviews the segment information to determine the allocation of resources.

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

         In March 1999, the Credit Facility was renewed for one year and amended to provide only a revolving line of credit (the "Revolver") , increase certain borrowing base percentages, increase the interest rate to Citibank N.A. base rate plus 2%, and amend the financial covenants.

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

CASH FLOWS

         Net cash provided by continuing operating activities for fiscal 2000 decreased by approximately $276,000 from fiscal 1999 due primarily to increases in accounts receivable and inventories offset by an increase in vendor payables. Net cash provided by continuing operating activities for fiscal 1999 increased by approximately $1.3 million from fiscal 1998, due primarily to decreased levels of inventory and accounts receivable.

         For fiscal 2000 and fiscal 1999, net cash used in investing activities was $69,000 and $177,000, respectively. The decrease was due to lower capital expenditures in fiscal 2000. In fiscal 1998, net cash of $2.4 million was provided by investing activities due to the sale of the warehouse owned by SCPI.

         For fiscal 2000 and fiscal 1999, the Company's financing activities used cash of $264,000 and $436,000, respectively, principally due to advances to Oakhurst offset by additional borrowings under the credit agreement.. In fiscal 1998, financing activities used approximately $1.7 million in cash, as the mortgage which secured the SCPI warehouse was paid upon the sale of the building.

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

Fiscal Year Ended February 29, 2000 Compared with Fiscal Year Ended February 28, 1999

Automotive Segment

     Sales of automotive supplies and accessories totaled $17.9 million in fiscal 2000, an increase of $1.8 million, or 11% compared with the prior year. Sales to existing automotive customers increased by $1.1 million, principally due to additional sales to a significant customer of SCPI which had acquired additional stores through a merger in the current year, and through additional product offerings to other customers. Some of the increases in sales were offset by decreased sales to customers that chose to purchase items directly from the manufacturer or downsized their automotive departments. Sales to new automotive customers totaled approximately $660,000 in fiscal 2001.

     The automotive segment reported other income of $245,000 in fiscal 2000 related primarily to proceeds received from SCPI's annual trade show.

     Gross profit at the automotive segment increased by $447,000, or 2.7% compared with the prior year due to increased revenues and higher margins earned on certain product lines.

     Operating profit increased by $439,000, primarily due to the increased sales and gross profit. There was an increase in the provision for doubtful accounts of $32,000 in the current year due to the higher receivable levels.

Pet Segment

     Sales in fiscal 2000 of non-food pet supplies totaled $2.3 million, an increase of approximately $300,000 compared with fiscal 1999. Sales to new customers accounted for approximately $130,000 of the increase.

     Gross profit at the pet segment increased by $138,000 compared with the prior year, due primarily to the increase in sales and to better margins earned.

     The pet segment reported an operating profit of $321,000 compared with $285,000 in the prior year. Expenses, such as broker commissions, increased by $80,000 due to the higher sales volume.

         Interest expense increased by $59,000, primarily due to an increase in interest rates on the Revolver and a higher loan balance throughout the current year due principally to higher levels of inventory.

Fiscal Year Ended February 28, 1999 Compared with Fiscal Year Ended February 28, 1998

Automotive Segment

     Sales of automotive accessories decreased by $376,000 in fiscal 1999 compared with the prior year, primarily as a result of downsizing and competitive pressures faced by certain of SCPI's customers. Although sales to existing automotive customers decreased by approximately $700,000, sales to new customers totaled $324,000.

     Other income related to SCPI's annual auto show increased in fiscal 1999 by $33,000.

     Gross profits were $2.7 million, a decrease of $375,000, due to the lower sales volume, decreased margins and an increase in buying and occupancy expenses. The decrease in gross margin was largely attributable to several sales promotions during the second quarter of fiscal 1999. The increase in buying and occupancy expenses resulted from costs related to operating from leased facilities throughout fiscal 1999, while in the prior year operations were conducted from an owned warehouse that was sold in December 1997.

     Operating profit related to the automotive segment was $82,000, an increase of $21,000 compared with the prior year, due to lower officer and administrative salaries.

Pet Segment

     Sales of non-food pet products were approximately $2.0 million in fiscal 1999, an increase of $589,000 compared with the prior year. Sales of pet supplies began in the second quarter of fiscal 1997.

     Gross profits were $616,000, an increase of $168,000, or 12%, due to the increased sales volume.

     The pet segment recorded an operating profit of $285,000, an increase of $83,000 compared with the prior year, primarily as a result of the higher sales.

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


ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Independent Auditors' Report.......................................................        F-1

         Balance Sheets: February 29, 2000 and February 28, 1999............................        F-2

         Statements of Operations for the fiscal years ended
           February 29, 2000, February 28, 1999 and February 28, 1998.......................        F-3

         Statements of Stockholders' Deficiency for the fiscal years ended
           February 29, 2000, February 28, 1999 and February 28, 1998 ......................        F-4

         Statements of Cash Flows for the fiscal years ended
           February 29, 2000, February 28, 1999 and February 28, 1998 ......................        F-5

         Notes to Financial Statements......................................................        F-6

         Financial Statement Schedules for the fiscal years ended February 29, 2000, February 28, 1999 and February 28, 1998:

           Schedule II - Valuation and Qualifying Accounts..................................        F-14

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



                                               Annual Compensation                Long Term Compensation Awards
                                 ----------------------------------------------   -----------------------------
                                                                        Other
                                                                        Annual      Securities        All
                                                                       Compen-      Underlying       Other
 Name and Principal                               Salary    Bonus       sation      Options**     Compensation
      Position                      Year           ($)       ($)         ($)*          (#)            ($)
--------------------             -----------     --------   ------     --------   -------------   -------------

Bernard H. Frank (1)                2000          110,434   25,000        --           7,750        13,908(2)
Chairman & Chief                    1999          110,000    6,250        --              --        13,908
Executive Officer                   1998           50,050    7,364        --              --        13,908

Terrance W. Allan                   2000          115,885   15,000        --           9,750            --
President                           1999          115,001       --        --              --            --
                                    1998          115,001   15,000        --              --            --

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


                                         Number of Securities                Value of Unexercised
                                        Underlying Unexercised              in-the-Money Options at
                                      Options at Fiscal Year End                Fiscal Year End
   Name                               Exercisable      Unexercisable        Exercisable   Unexercisable
   ----                               -----------      -------------        -----------   -------------
The Company's Common Stock
Bernard H. Frank...............          23,141               --                 --                 --
Terrance W. Allan..............           9,257               --                 --                 --

Oakhurst Common Stock
Bernard H. Frank...............          70,265            5,812               $400             $1,300
Terrance W. Allan..............          31,769            7,312               $500             $1,600

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



                                 1995          1996            1997        1998       1999           2000
                                 ----          ----            ----        ----       ----           ----
Steel City Products, Inc.       100.00         63.16           63.16       31.58       31.58         36.84

DJ Global US                    100.00        134.16          165.88      222.79      257.95        307.13

Dow Jones Retailers - Oth       100.00        107.97          128.33      174.50      245.91        277.10

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


Name and Address                                         Number of Shares         Percentage of
of Beneficial Owner                                      of Common Stock              Class
-------------------                                      ---------------          -------------

Bernard H. Frank .................................            23,141(1)                 *
Terrance W. Allan ................................             9,257(1)                 *
John D. Abernathy ................................               -0-                   --
Mark Auerbach ....................................            16,662(1)                 *
Joel S. Lever ....................................            40,819                  1.3%
Robert M. Davies .................................               -0-                   --
Maarten D. Hemsley ...............................           113,419(1)               3.4%

All directors and
executive officers as a group, 5 persons .........           203,298                  6.0%


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

----------


  x/ Management contract or compensatory plan or arrangement.

o        Filed herewith


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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Steel City Products, Inc. as of February 29, 2000 and February 28, 1999, and the results of its operations and its cash flows for the years ended February 29, 2000, and February 28, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 12, the Company has revised its previously presented segment information.



Deloitte & Touche LLP
Pittsburgh, Pennsylvania
July 12, 2000 (April 11, 2001 as to Note 12)


                                      -F1-

                            STEEL CITY PRODUCTS, INC.
                                 BALANCE SHEETS
                (Dollar amounts in thousands, except share data)



                                                                                        February 29,       February 28,
                                                                                            2000               1999
                                                                                        ------------       ------------


                                                    ASSETS


Current assets:
     Cash ........................................................................      $          7       $          2
     Trade accounts receivable, less allowance of $230 and $244, respectively ....             2,478              2,173
     Inventories .................................................................             4,795              3,947
     Other .......................................................................                81                 82
                                                                                        ------------       ------------
                       Total current assets ......................................             7,361              6,204
                                                                                        ------------       ------------

Property and equipment, at cost ..................................................             1,160              1,128
     Less accumulated depreciation ...............................................              (782)              (710)
                                                                                        ------------       ------------
                                                                                                 378                418
                                                                                        ------------       ------------

Other assets .....................................................................               171                856
                                                                                        ------------       ------------
                                                                                                 171                856
                                                                                        ------------       ------------

                                                                                        $      7,910       $      7,478
                                                                                        ============       ============

                                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable ............................................................      $      4,869       $      3,935
     Accrued compensation ........................................................               374                354
     Current maturities of long-term obligations .................................               209                214
     Due to affiliate ............................................................                --                643
     Other .......................................................................               132                129
                                                                                        ------------       ------------
                       Total current liabilities .................................             5,584              5,275
                                                                                        ------------       ------------

Long-term obligations:
     Long-term debt ..............................................................             3,172              2,786
     Other long-term obligations .................................................               180                243
                                                                                        ------------       ------------
                                                                                               3,352              3,029
                                                                                        ------------       ------------
Commitments and contingencies

Stockholders' deficiency:
     Preferred stock, par value $0.01 per share; authorized
        5,000,000 shares, issued 1,938,526 shares;
        liquidation preference $10,135 ...........................................                19                 19
     Common stock, par value $0.01 per share; authorized
        5,000,000 shares; issued 3,238,061 shares ................................                32                 32
     Additional paid-in capital ..................................................            43,824             43,824
     Deficit (Reorganized on August 26, 1989) ....................................           (36,570)           (36,893)
     Advances to Oakhurst Company, Inc. (See Note 3) .............................            (8,330)            (7,807)
     Treasury stock, at cost, 207 common shares ..................................                (1)                (1)
                                                                                        ------------       ------------
                       Total stockholders' deficiency ............................            (1,026)              (826)
                                                                                        ------------       ------------

                                                                                        $      7,910       $      7,478
                                                                                        ============       ============


   The accompanying notes are an integral part of these financial statements.

                            STEEL CITY PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)


                                                                 Fiscal         Fiscal          Fiscal
                                                               Year Ended     Year Ended      Year Ended
                                                               February 29,   February 28,   February 28,
                                                                  2000           1999            1998
                                                               -----------    -----------    -----------

Sales ......................................................   $    20,142    $    18,092    $    17,879
Other income ...............................................           711            738            584
                                                               -----------    -----------    -----------
                                                                    20,853         18,830         18,463
                                                               -----------    -----------    -----------
Cost of goods sold, including occupancy and
    buying expenses ........................................        16,255         14,754         14,340
Operating, selling and administrative expenses .............         3,859          3,795          4,150
Provision for doubtful accounts, net of recoveries .........            57             26            138
Interest expense ...........................................           349            290            396
Gain on the sale of real estate ............................            --             --         (1,760)
                                                               -----------    -----------    -----------
                                                                    20,520         18,865         17,264
                                                               -----------    -----------    -----------

Income (loss) before undistributed earnings of
    affiliate and income taxes .............................           333            (35)         1,199
                                                               -----------    -----------    -----------

Undistributed earnings of affiliate ........................            --            196            196
                                                               -----------    -----------    -----------

Income taxes:
    Current income tax expense .............................            10              8             --
    Deferred income tax expense ............................            --             --          1,000
                                                               -----------    -----------    -----------
                                                                        10              8          1,000
                                                               -----------    -----------    -----------

Net income .................................................           323            153            395

Effect of Series A Preferred Stock dividends ...............        (1,014)        (1,014)        (1,014)
                                                               -----------    -----------    -----------

Net loss attributable to common stockholders ...............   $      (691)   $      (861)   $      (619)
                                                               ===========    ===========    ===========

Basic and diluted per share amounts:
    Net loss attributable to common
       stockholders after preferred stock dividends ........   $     (0.21)   $     (0.27)   $     (0.19)
                                                               ===========    ===========    ===========

Weighted average number of shares outstanding
    used in computing per share amounts ....................     3,238,061      3,238,061      3,238,061
                                                               ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                            STEEL CITY PRODUCTS, INC.
                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                          (Dollar amounts in thousands)



                                                                                   Additional      Advances
                                                 Preferred   Common     Paid-in     Retained     to Oakhurst    Treasury
                                                   Stock     Stock      Capital      Deficit    Company, Inc.    Stock      Totals
                                                 --------    --------  ----------  ----------   -------------   --------   --------
Balance at February 28, 1997 .................   $     19    $     32  $   43,824   $(37,441)     $ (6,683)     $     (1)  $   (250)

Change in advances to Oakhurst Company, Inc ..                                                         (39)                     (39)
Net income ...................................                                           395                                    395
                                                 --------    --------  ----------   --------      --------      --------   --------
Balance at February 28, 1998 .................         19          32      43,824    (37,046)       (6,722)           (1)       106

Change in advances to Oakhurst Company, Inc ..                                                      (1,085)                  (1,085)
Net income ...................................                                           153                                    153
                                                 --------    --------  ----------   --------      --------      --------   --------
Balance at February 28, 1999 .................         19          32      43,824    (36,893)       (7,807)           (1)      (826)
Change in advances to Oakhurst Company, Inc ..                                                        (523)                    (523)
Net income ...................................                                           323                                    323
                                                 --------    --------  ----------   --------      --------      --------   --------
Balance at February 29, 2000 .................   $     19    $     32  $   43,824   $(36,570)     $ (8,330)     $     (1)  $ (1,026)
                                                 ========    ========  ==========   ========      ========      ========   ========





   The accompanying notes are an integral part of these financial statements.


                                      -F4-

                            STEEL CITY PRODUCTS, INC.
                            STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)


                                                                         Fiscal            Fiscal             Fiscal
                                                                       Year Ended        Year Ended         Year Ended
                                                                      February 29,       February 28,      February 28,
                                                                          2000              1999               1998
                                                                     -------------      -------------      -------------
Cash flows from operating activities:
   Net income ..................................................     $         323      $         153      $         395
   Adjustments to reconcile net income
     to net cash provided by (used in) operating activities:
            Depreciation and amortization ......................               176                 99                173
            Gain on the sale of real estate ....................                --                 --             (1,760)
            Retirement of property and equipment ...............                --                 --                  2
            Deferred tax expense ...............................                --                 --              1,000
            Undistributed earnings of affiliate ................                --               (196)              (196)
   Other changes in operating assets and liabilities:
            Accounts receivable ................................              (305)               525               (140)
            Inventories ........................................              (848)                 4               (333)
            Accounts payable ...................................               934                  9               (159)
            Other ..............................................                77                 20                296
                                                                     -------------      -------------      -------------

Net cash provided by (used in) operating activities ............               357                614               (722)
                                                                     -------------      -------------      -------------

Cash flows from investing activities:
   Proceeds from the sale of real estate .......................                --                 --              2,656
   Additions to property and equipment .........................               (69)              (177)              (280)
   Other .......................................................                --                 --                 52
                                                                     -------------      -------------      -------------
Net cash (used in) provided by investing activities ............               (69)              (177)             2,428
                                                                     -------------      -------------      -------------

Cash flows from financing activities:
   Net borrowings (repayments) under
   revolving credit agreement ..................................               386                716                (80)
   Repayment of Creditor Notes .................................                --               (294)              (294)
   Net increase in advances to Oakhurst ........................              (523)            (1,085)               (39)
   Proceeds from long-term borrowings ..........................                --                263                 --
   Principal payments on long-term obligations .................               (67)               (36)            (1,294)
   Deferred loan costs .........................................               (60)                --                 --
                                                                     -------------      -------------      -------------
Net cash used in financing activities ..........................              (264)              (436)            (1,707)
                                                                     -------------      -------------      -------------

Net increase (decrease) in cash ................................                24                  1                 (1)
Cash at beginning of year ......................................                 2                  1                  2
                                                                     -------------      -------------      -------------
Cash at end of year ............................................     $          26      $           2      $           1
                                                                     =============      =============      =============

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest ..................................................     $         343      $         337      $         413
                                                                     =============      =============      =============

Supplemental schedule of non-cash financing activities:
   Capital lease obligations incurred for new equipment ........     $                  $         144      $          --
                                                                     =============      =============      =============

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

   Earnings Per Share:

         Basic earnings or loss per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the year. Loss per share amounts do not include shares of common stock issuable upon the exercise of stock options since that would have an antidilutive effect and reduce net loss per share. At February 29, 2000, February 28, 1999 and February 28, 1998, there were options to purchase 126,198 shares of common stock outstanding.

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

         In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition" which was further amended in June 2000, and is required to be adopted in the fourth quarter of fiscal 2001. This Bulletin sets forth the SEC Staff's position regarding the point at which it is appropriate for a Registrant to recognize revenue. The Staff believes that revenue is realizable and earned when all of the following criteria are met:

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

4. PROPERTY AND EQUIPMENT

         Property and equipment are summarized as follows (in thousands):

                                                       February 29,       February 28,
                                                           2000              1999

Leasehold improvements ...........................     $        316               316
Office furniture and warehouse equipment .........              844               812
                                                       ------------      ------------
                                                              1,160             1,128
Less accumulated depreciation ....................             (782)             (710)
                                                       ------------      ------------
                                                       $        378      $        418
                                                       ============      ============


5. LONG-TERM OBLIGATIONS AND OAKHURST LINE OF CREDIT


         Long-term obligations, including the present value of the Creditor Notes (see Note 9), consist of the following (in thousands):







                                      -F8-


                                                                           February 29,     February 28,
                                                                               2000            1999
Revolving Credit Agreement due in May 2003 ...........................     $      3,172     $      2,786
Capital lease obligations for computer and warehouse equipment,
      due monthly through October 2003 ...............................              128              167
Creditor Notes (see Note 8) ..........................................              144              147
Subordinated loan for leasehold improvements,
      due monthly through October 2003 ...............................               74               92
Other ................................................................               43               51
                                                                           ------------     ------------
                                                                                  3,561            3,243
Less current portion .................................................              209              214
                                                                           ------------     ------------
                                                                           $      3,352     $      3,029
                                                                           ============     ============

         In March 1996, Oakhurst obtained financing from an institutional lender (replacing its then existing bank loan agreement) that provided a total facility for Oakhurst and its subsidiaries of $9.5 million, comprised of a SCPI term loan of $1.5 million (the "Fixed Asset Loan") and a maximum revolving credit facility of $8 million (the "Revolver") (collectively, the "Credit Facility"). The Credit Facility required that any loans be made directly to Oakhurst's subsidiaries, including SCPI. The initial funding of the Revolver resulted in a loan to SCPI of approximately $2.1 million. SCPI immediately advanced those funds to Oakhurst to enable it to repay a portion of the amounts outstanding under the previous revolving debt. The advance bore interest at the same rate as the Credit Facility. The Credit Facility is secured by the accounts receivable, inventory and fixed assets of SCPI.

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

                                      -F9-

         Long-term obligations mature during each fiscal year as follows (in thousands):


                    Fiscal
                    2001..............................           $   209
                    2002..............................                65
                    2003..............................                70
                    2004..............................             3,217
                                                                 -------
                                                                 $ 3,561
                                                                 =======

6. FINANCIAL INSTRUMENTS

         Financial instruments at February 29, 2000 and February 28, 1999 consist of the following (in thousands):


                                                      FEBRUARY 29, 2000                FEBRUARY 28, 1999
                                                      --------------------            -------------------
                                                      CARRYING     FAIR                CARRYING     FAIR
                                                        VALUE      VALUE                VALUE       VALUE
                                                      ---------   --------            --------   --------
         Revolver ..........................          $   3,172   $  3,172            $  2,786   $  2,786
         Creditor Notes.....................                144        247                 147        295
         Subordinated Loan .................                 74         74                  92         92

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

         The deferred tax effects of temporary differences are not significant and current income tax expense represents state income taxes. There are no federal income taxes due to the recurring losses.




                                      -F10-

         Income tax expense consists of the following (in thousands):


                                                         FISCAL          FISCAL           FISCAL
                                                      YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                      FEBRUARY 29,     FEBRUARY 28,    FEBRUARY 28,
                                                         2000             1999             1998
                                                      -----------      -----------     -----------
Current tax expense .............................     $        96      $         8     $       412
Current tax benefit from utilization of
  net operating tax loss carry-forwards .........             (86)              --            (412)
                                                      -----------      -----------     -----------
                                                               10                8              --
(Decrease) increase in valuation allowance
  of the deferred tax asset .....................              --               --             591
Deferred tax expense ............................              --               --             409
                                                      -----------      -----------     -----------
Income tax expense ..............................     $        10      $         8     $     1,000
                                                      ===========      ===========     ===========

         The income tax provision differs from the amount computed using the statutory federal income tax rate of 34% applied to income or loss from continuing operations for the following reasons (in thousands):


                                                    FISCAL             FISCAL            FISCAL
                                                  YEAR ENDED         YEAR ENDED        YEAR ENDED
                                                  FEBRUARY 29,      FEBRUARY 28,      FEBRUARY 28,
                                                      2000              1999              1998
                                                  ------------      ------------      ------------
Tax expense based on the
  U.S. federal statutory rate ...............     $        113      $         55      $        474
State income tax expense
  net of refunds and federal benefit ........                7                10                --
Equity in undistributed income ..............               --               (67)              (67)
(Decrease) increase in deferred tax asset
  valuation allowance .......................              (86)               --               591
Other .......................................              (24)               10                 2
                                                  ------------      ------------      ------------
    Income tax expense ......................     $         10      $          8      $      1,000
                                                  ============      ============      ============

         The availability of the net operating tax loss carry-forwards may be adversely affected by future ownership changes of SCPI or Oakhurst; at this time, such changes cannot be predicted. SCPI's and Oakhurst's estimated operating tax loss carry-forwards at February 29, 2000 expire as follows (in thousands):


Fiscal
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
                                       --------
                                       $158,000
                                       ========

8. DISCONTINUED RETAIL OPERATIONS

         SCPI disposed of its former Retail Division to an unrelated company, Retail Acquisition Corp. ("RAC") in September 1990 when RAC acquired substantially all the assets of the former division and assumed




                                      -F11-
substantially all of its liabilities. SCPI remained contingently liable for certain of these liabilities. Subsequently, RAC was forced into bankruptcy and in fiscal 1993, SCPI participated in a global settlement pursuant to which SCPI issued $2.5 million of non-interest bearing notes (the "Creditor Notes") solely for the benefit of contingent creditors. In return, SCPI and Oakhurst were relieved of any further obligations to contingent creditors, except for payment on the Creditor Notes.

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

9. STOCK OPTIONS

          In fiscal 1992, the Board of Directors granted options to purchase 215,987 shares of common stock to key employees and to members of the Board of Directors. The exercise price of the options, which was equal to the market value of the stock at the date of the grant, is $0.625. In fiscal 1997, 89,789 options expired. As of February 29, 2000, no options had been exercised; all options are fully vested and will remain exercisable through 2001. Stock options outstanding at February 29, 2000 and February 28, 1999 were 126,198 and 126,198, respectively.

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


12. SEGMENT INFORMATION

         The Company has revised its previously provided segment information to report two segments, rather than one. The Company utilizes two operating segments, automotive products, ("Auto") and non-food pet products,


                                      -F12-

("Pet") The non-food pet operating segment assets consists solely of its inventory. Maarten Hemsley, the Chief Financial Officer of the Company, reviews the operating profitability of each segment and its working capital needs to allocate financial resources.


==========================================================================================================================
Fiscal 2000

SEGMENTS                                                           Auto             Pet         Corporate         Total


Net sales                                                        $17,871          $2,271                         $20,142
                                                                 =======          ======                         =======

Operating profit (loss)                                          $   521          $  321          $(160)         $   682

Interest expense                                                                                                 $   349
                                                                                                                 -------

Income before undistributed earnings of affiliate and

Income taxes                                                                                                     $   333

Undistributed earnings of affiliate                                                                              $    --

Income taxes                                                                                                     $   (10)
                                                                                                                 -------

Net income                                                                                                       $   323
                                                                                                                 =======

Depreciation and amortization                                    $   109                          $  65          $   174

Segment assets                                                   $ 7,451          $  306          $ 153          $ 7,910

Capital expenditures                                             $    69                                         $    69
==========================================================================================================================


==========================================================================================================================

Fiscal 1999

Segments                                                      Auto             Pet          Corporate             Total

Net sales                                                    $ 16,107        $  1,985                            $ 18,092

Operating profit (loss)                                      $     82        $    285          $ (112)           $    255

Interest expense                                                                                                 $    290

Loss before undistributed earnings of affiliate and

income taxes                                                                                                     $    (35)

Undistributed earnings of affiliate                                                                              $    196

Income taxes                                                                                                     $     (8)
                                                                                                                 --------

Net income                                                                                                       $    153
                                                                                                                 ========

Depreciation and amortization                                $     92                          $    7            $     99

Segment assets                                               $  6,408        $    220          $  850            $  7,478

Capital expenditures                                         $    177                                            $    177
==========================================================================================================================


                                     -F13-


==========================================================================================================================


Fiscal 1998

SEGMENTS                                                      Auto             Pet          Corporate         Total

Net sales                                                    $ 16,483        $ 1,396                         $17,879
                                                             ========        =======                         =======

Operating profit (loss)                                      $     61        $   202         $1,332          $ 1,595

Interest expense                                                                                             $   396

Income before undistributed earnings of affiliate and

Income taxes                                                                                                 $ 1,199

Undistributed earnings of affiliate                                                                          $   196

Income taxes                                                                                                 $(1,000)
                                                                                                             -------

Net income                                                                                                   $   395
                                                                                                             =======

Depreciation and amortization                                $    107                        $   66          $   173

Segment assets                                               $  6,861        $   175         $  663          $ 7,699

Capital expenditures                                         $    280                                        $   280
==========================================================================================================================

13. COMMITMENTS AND CONTINGENCIES

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

14. MAJOR CUSTOMERS

         Sales to major customers representing individually more than 10% of sales were as follows (in thousands):


                          Fiscal Year Ended       Fiscal Year Ended       Fiscal Year Ended
                          February 29, 2000       February 28, 1999       February 28, 1998
                          -----------------       -----------------       -----------------
                                      % of                   % of                     % of
                           Sales     Sales        Sales      Sales         Sales      Sales
                           ------    -----        ------     -----         ------     -----
         Ames              $3,144      16%        $1,955      11%          $2,178      12%
         Kroger            $2,037      10%        $1,745       9%          $1,263       7%


15. RELATED PARTY TRANSACTIONS

         In June 1995, SCPI engaged Oakhurst Management Corporation ("OMC"), a wholly-owned subsidiary of Oakhurst, to provide certain legal, management, investor relations, accounting, and tax services. SCPI's results for the fiscal years ended 2000, 1999 and 1998 include charges of approximately $322,000, $367,000 and $582,000, respectively, for these services.

                                      -F14-

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      STEEL CITY PRODUCTS, INC.


Dated: July 13, 2001                          By: /s/ Bernard H. Frank
                                                 -------------------------------
                                              Bernard H. Frank, Chief Executive
                                               Officer (duly authorized officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                                                  Titles                  Date
----------                                                  ------                  ----

  /s/  Bernard H. Frank                              Chairman of the Board      July 13, 2001
----------------------------                         Chief Executive Officer
    Bernard H. Frank                                 Director (principal
                                                     executive officer)


  /s/  Maarten D. Hemsley                            Chief Financial Officer    July 13, 2001
----------------------------                         (principal financial and
    Maarten D. Hemsley                               accounting officer)
                                                     Director

  /s/  Terrance W. Allan                             Executive Vice President   July 13, 2001
----------------------------                         Director
    Terrance W. Allan

  /s/  John D. Abernathy                             Director                   July 13, 2001
----------------------------
     John D. Abernathy


  /s/    Mark Auerbach                               Director                   July 13, 2001
----------------------------
      Mark Auerbach


  /s/    Robert M. Davies                            Director                   July 13, 2001
----------------------------
     Robert M. Davies


  /s/    Joel S. Lever                               Director                   July 13, 2001
----------------------------
     Joel S. Lever



                                      -F15-

                                                                     SCHEDULE II

                            STEEL CITY PRODUCTS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)


------------------------------------------------------------------------------------------------------------------------------------
               Column A                          Column B                 Column C                   Column D           Column E
------------------------------------------------------------------------------------------------------------------------------------
                                                Balance at         Charged         Charges to                            Balance
                                                beginning          to costs       other accounts    Deductions           at end
                  Description                   of Period        and expenses      - describe        - describe         of Period
                                              =============     =============     =============     =============     =============

Allowance for doubtful accounts deducted
            from trade accounts receivable:

Years ended:
   February 29, 2000 .........                $         244     $          51     $          --     $      65 (A)     $         230
                                              =============     =============     =============     =========         =============
   February 28, 1999 .........                $         355     $          26     $          --     $     137 (A)     $         244
                                              =============     =============     =============     =========         =============
   February 28, 1998 .........                $         389     $         138     $          --     $     172 (A)     $         355
                                              =============     =============     =============     =========         =============




(A)  Amounts were deemed uncollectible.





                                     -F16-