Form 10-Q
period 2001-05-31
STEEL CITY PRODUCTS INC
filed 2001-08-16
CIK 46535

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     May 31, 2001

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

                                 (817) 416-0717
                                 --------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
   (Former name, former address, and former fiscal year, if changed from last report)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days.    Yes    X        No
                                                  ----          ----

         As of July 16, 2001, 3,238,061 shares of the Registrant's Common Stock, $0.01 par value per share were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    STEEL CITY PRODUCTS, INC. AND SUBSIDIARY




Condensed Consolidated Balance Sheets at May 31, 2001
and February 28, 2001....................................................    3


Condensed Consolidated Statements of Operations for the three month
periods ended May 31, 2001 and May 31, 2000..............................    4


Condensed Consolidated Statements of Cash Flows for the three month
periods ended May 31, 2001 and May 31, 2000...............................   5


Notes to Condensed Consolidated Financial Statements......................   6

                            STEEL CITY PRODUCTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                           May 31,   February 28,
                                                                                            2001         2001
                                                                                          --------   ------------
                                      ASSETS

Current assets:
     Cash .............................................................................   $    116    $     83
     Trade accounts receivable, less allowance of $199 and $191, respectively .........      3,256       2,591
     Inventories ......................................................................      4,471       4,151
     Other ............................................................................        134          66
               Total current assets ...................................................      7,977       6,891
                                                                                          --------    --------

Property and equipment, at cost .......................................................      1,286       1,286
     Less accumulated depreciation ....................................................       (926)       (901)
                                                                                          --------    --------
                                                                                               360         385
Other assets ..........................................................................        161         162
                                                                                          --------    --------
                                                                                          $  8,498    $  7,438
                                                                                          ========    ========

                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
     Accounts payable .................................................................   $  5,088    $  4,389
     Accrued compensation .............................................................        256         356
     Current maturities of long-term obligations ......................................         79          77
     Other ............................................................................         43         108
                                                                                          --------    --------
               Total current liabilities ..............................................      5,466       4,930
                                                                                          --------    --------

Long-term obligations:
     Long-term debt ...................................................................      4,054       3,464
     Other long-term obligations ......................................................        149         169
                                                                                          --------    --------
                                                                                             4,203       3,633
                                                                                          --------    --------

Commitments and contingencies .........................................................         --          --

Stockholders' deficiency:
     Preferred stock, par value $0.01 per share; authorized 5,000,000 shares,
           issued 1,938,526 shares; liquidation preference $10,135 ....................         19          19
     Common stock, par value $0.01 per share; authorized 5,000,000 shares,
          issued 3,238,061 shares .....................................................         32          32
     Additional paid-in capital .......................................................     43,824      43,824
     Deficit ..........................................................................    (35,990)    (36,016)
     Advances to Oakhurst Company, Inc. ...............................................     (9,055)     (8,983)
     Treasury stock, at cost, 207 common shares .......................................         (1)         (1)
                                                                                          --------    --------
               Total stockholders' deficiency .........................................     (1,171)     (1,125)
                                                                                          --------    --------
                                                                                          $  8,498    $  7,438
                                                                                          ========    ========


  The accompanying notes are an integral part of these condensed consolidated financial statements

                            STEEL CITY PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                         Three months    Three months
                                                                             Ended          Ended
                                                                         May 31, 2001    May 31, 2000
                                                                         ------------    ------------
Sales .................................................................   $     5,719    $     5,745
Other income ..........................................................           114            121
                                                                          -----------    -----------

                                                                                5,833          5,866

Cost of goods sold, including occupancy and buying expenses ...........         4,705          4,502
Operating, selling and administrative expenses ........................           988            995
Provision for doubtful accounts .......................................             8             13
Interest expense ......................................................           104            101
                                                                          -----------    -----------


Income before income taxes ............................................            28            255
Income tax expense ....................................................             3              2
                                                                          -----------    -----------

Net income ............................................................            25            253

Effect of Series A Preferred Stock dividends ..........................          (255)          (253)
                                                                          -----------    -----------

Net loss attributable to common stockholders ..........................   $      (230)   $        --
                                                                          ===========    ===========

Basic and diluted net loss per share:
      Net loss attributable to common stockholders after
           preferred stock dividends ..................................   $      (.07)   $        --
                                                                          ===========    ===========
Weighted average number of shares outstanding used in
     computing per share amounts ......................................     3,238,061      3,238,061
                                                                          ===========    ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                            STEEL CITY PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                Three months   Three months
                                                                                    Ended         Ended
                                                                                May 31, 2001   May 31, 2000
                                                                                ------------   ------------
Cash flows from operating activities:
      Net income ...............................................................   $  25          $ 253
      Adjustments to reconcile net income to net
      cash (used in)/provided by operating activities:
         Depreciation and amortization .........................................      32             33
      Other changes in operating assets and liabilities:
         Accounts receivable ...................................................    (665)            55
         Inventories ...........................................................    (320)           350
         Accounts payable ......................................................     699           (376)
         Other .................................................................    (218)          (226)
                                                                                   -----          -----

Net cash (used in) provided by operating activities ............................    (447)            89
                                                                                   -----          -----

Cash flows from investing activities:
      Additions to property and equipment ......................................      --             (9)
                                                                                   -----          -----

Cash flows from financing activities:
      Net borrowings under revolving credit volving credit agreement ...........     590             55
      Net increase in advances to Oakhurst .....................................     (72)          (123)
      Principal payments on long-term obligations ..............................     (18)           (15)
      Deferred loan costs ......................................................     (20)            --
                                                                                   -----          -----
Net cash provided by (used in) financing
activities .....................................................................     480            (83)
                                                                                   -----          -----

Net increase (decrease) in cash ................................................      33             (3)
Cash at beginning of period ....................................................      83              7
                                                                                   -----          -----
Cash at end of period ..........................................................   $ 116          $   4
                                                                                   =====          =====

  The accompanying notes are an integral part of these condensed consolidated financial statements

                            STEEL CITY PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MAY 31, 2001

1.       INTERIM FINANCIAL STATEMENTS

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments made are of a normal recurring nature.

         While the Company believes that the disclosures presented herein are adequate to make the information not misleading, it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited financial statements for the fiscal year ended February 28, 2001 ("fiscal 2001") as filed in the Company's Annual Report on Form 10-K.

         Operating results for the three months ended May 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for the full year.

2.       CHANGE IN METHOD OF ACCOUNTING

         Effective March 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". These standards require the Company to recognize all derivatives as either assets or liabilities at fair value in its balance sheet. The accounting for changes in the fair value of a derivative depends on the use of the derivative.

         There was no effect on the financial statements upon adoption of these new standards on March 1, 2001.

3.       NEW ACCOUNTING PRONOUNCEMENTS

         During June 2001, the Financial Accounting Standards Board issued two new accounting standards, SFAS No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangibles".

         SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations initiated prior to July 2001. SFAS No. 142, which becomes effective March 1, 2002, discontinues the requirement for amortization of goodwill and indefinite-lived intangible assets, and instead requires an annual review for the impairment of those assets. Impairment is to be examined more frequently if certain indicators appear. Intangible assets with a determinable life will continue to be amortized. The Company is currently evaluating the impact the adoption of these statements will have on its financial statements.

4.       SEGMENT INFORMATION

         The Company's historical business has been the distribution of automotive related accessories. The distribution of pet supplies was added as a product line in fiscal 1996, and in fiscal 2001, the Company began to distribute lawn and garden accessories. The Company operates in three operating segments, automotive products, ("Auto"), non-food pet products, ("Pet") and lawn and garden products ("Lawn"). Maarten Hemsley, the Chief Financial Officer of the Company, reviews the operating profitability of each segment and its working capital needs to allocate financial resources. The non-food pet operating segment assets and the lawn and garden segment assets consists solely of their respective inventories.

Three months ended May
31, 2001:                    Auto        Pet       Lawn      Corporate          Total
                             ----        ---       ----      ---------          -----
Net sales                  $4,597       $681       $441                         $5,719
Operating profit              131         76          8         (83)               132
Interest expense                                                                   104
                                                                                ------
Income before tax                                                               $   28
                                                                                ======
Segment assets             $7,470       $380       $466        $182             $8,498

Three months ended May
31, 2000;                    Auto        Pet       Lawn      Corporate          Total
                             ----        ---       ----      ---------          -----
Net sales                  $5,117       $628         --                         $5,745
Operating profit              313         75         --         (32)               356
Interest expense                                                                   101
                                                                                ------
Income before tax                                                               $  255
                                                                                ======
Segment assets             $7,045       $305         --        $153             $7,503

5.       BORROWING ARRANGEMENT

         In July 2001, the Company completed a refinancing of its existing $4.5 million revolving line of credit. The new two-year revolving line of credit (the "New Revolver") provides for a maximum line of $5.0 million and carries interest at a rate of prime plus 1%. The New Revolver is subject to a borrowing base, secured by the accounts receivable, inventory and other assets of SCPI.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Steel City Products, Inc. ("SCPI") is a special, limited purpose, majority-owned subsidiary of Oakhurst Company, Inc. ("Oakhurst"). SCPI is expected to concentrate on its historical distribution business, while any future growth and expansion opportunities are expected to be pursued by one or more subsidiaries of Oakhurst. Through Oakhurst's ownership of SCPI, primarily in the form of preferred stock, Oakhurst retains substantially all the value of SCPI, and receives substantially all of the benefit of operations through dividends on the preferred stock. Oakhurst's ownership of SCPI is designed to facilitate the preservation and utilization of SCPI's and Oakhurst's net operating tax loss carry-forwards that amount to approximately $167 million.

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

         At May 31, 2001, SCPI's debt consisted primarily of revolving debt of approximately $4.1 million, with availability on the revolver of approximately $400,000. The revolving debt agreement was replaced in July 2001 with a new revolving line of credit from a new lender (the "New Revolver"). The New Revolver has a two-year term, expiring in July 2003, and provides for a maximum facility of $5.0 million, subject to a borrowing base.

         Management believes that the New Revolver will provide adequate funding for SCPI's working capital requirements for at least the next twelve months, assuming no material deterioration in current sales levels or gross profit margin.

CASH FLOWS

         Net cash used by operations increased by $536,000 in the three months ended May 31, 2001 compared with the three months ended May 31, 2000. The increase was due to higher receivables and inventory levels offset by an increase in vendor payables.

         Cash provided by financing activities increased in the current year period by $563,000, mostly as a result of higher borrowing on the revolving line of credit in the current year to fund the increased levels of receivables and inventory.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

         As of May 31, 2001, there had been no material changes in the Company's financial condition from February 28, 2001, discussed in Item 7 of the Company's Annual Report on Form 10-K for fiscal 2001

MATERIAL CHANGES IN RESULTS OF OPERATIONS

         Operations include the results of SCPI's operating division, Steel City Products, a distributor of automotive parts and accessories, non-food pet supplies, and lawn and garden products, headquartered in McKeesport, Pennsylvania.

THREE MONTHS ENDED MAY 31, 2001 COMPARED WITH THREE MONTHS ENDED MAY 31, 2000

Automotive segment

         Sales of automotive accessories decreased by $520,000 in the first quarter of the current year compared with sales in the same period last year. Sales to existing customers decreased by $670,000, principally as a result of customers that are purchasing product directly from the manufacturer, that have downsized their automotive departments, or are facing increased competition from discount chains. Offsetting some of this decrease were sales to new automotive customers of $150,000 in the first quarter.

         Gross profit in the first quarter of fiscal 2002 was $780,000, or 16.9% of sales, compared with $1.0 million, or 20.4% of sales. The decrease of $264,000 was due to the lower sales volume, combined with lower margins attributed to a shift in the Company's customer base.

         Operating profit for the automotive segment decreased from the prior year by approximately $182,000, due primarily to lower margins earned, offset by a reduction in salary expense and fewer sales subject to broker commissions.

Pet segment

         Sales of non-food pet supplies in the first quarter were $681,000, an increase of $53,000 compared with the first quarter of the prior year, due to increased sales to existing customers.

         Gross profit was $200,000, essentially equal to gross profit in the first quarter last year. The pet supply segment reported operating profit in the first quarter of $76,000, approximately the same as in the first quarter of the prior year.

Lawn and garden segment

         SCPI began the distribution of lawn and garden products in the third quarter of fiscal 2001. Sales in the first quarter of fiscal 2002 totaled $441,000.

         Gross profit was $33,000, or 7.5% of sales due to additional costs associated with starting up this division. The lawn and garden segment reported an operating profit of $8,000 in the first quarter.

Corporate

         Corporate expenses increased by approximately $51,000 compared with the first quarter of the prior year, due to higher management fees and fees related to the revolving line of credit.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         SCPI is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company's policies do not permit active trading or, speculation in, derivative financial instruments. The Company's primary market risk exposure relates to interest rate risk. SCPI manages its interest rate risk by attempting to balance its exposure between fixed and variable rates while attempting to minimize its interest costs.

         A change in the interest rate of 1% would have changed interest expense by approximately $12,000 for the three months ended May 31, 2001.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no material legal proceedings outstanding against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter for which this report is filed.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  *10.1 Revolving Credit Agreement dated July 13, 2001 between Steel City Products, Inc. and National City Bank of Pennsylvania

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

----------
* filed herewith

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    August 14, 2001               By:        /s/  Bernard H. Frank
                                                -----------------------
                                                Bernard H. Frank
                                                Chief Executive Officer


Date:    August 14, 2001               By:        /s/  Maarten D. Hemsley
                                                -------------------------
                                                Maarten D. Hemsley
                                                Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER           DESCRIPTION
--------         -----------

 *10.1 Revolving Credit Agreement dated July 13, 2001 between Steel City Products, Inc. and National City
                 Bank of Pennsylvania


----------
* filed herewith