Form 10-Q
period 2001-08-31
STEEL CITY PRODUCTS INC
filed 2001-10-15
CIK 46535

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     August 31, 2001
                                    ---------------

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

             2751 CENTERVILLE ROAD, SUITE 3131, WILMINGTON, DELAWARE
             -------------------------------------------------------
                                      19808
                                      -----

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

         As of October 1, 2001, 3,238,061 shares of the Registrant's Common Stock, $0.01 par value per share were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    STEEL CITY PRODUCTS, INC. AND SUBSIDIARY



Condensed Consolidated Balance Sheets at August 31, 2001
and February 28, 2001 ...............................................................     3


Condensed Consolidated Statements of Operations for the three month periods
ended August 31, 2001 and August 31, 2000 ...........................................     4


Condensed Consolidated Statements of Operations for the six month
periods ended August 31, 2001 and August 31, 2000 ...................................     5


Condensed Consolidated Statements of Cash Flows for the six month
periods ended August 31, 2001 and August 31, 2000 ...................................     6


Notes to Condensed Consolidated Financial Statements ................................     7

                            STEEL CITY PRODUCTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                           August 31,        February 28,
                                                                                              2001               2001
                                                                                          -------------      -------------
                                      ASSETS
Current assets:
     Cash ...........................................................................     $          63      $          83
     Trade accounts receivable, less allowance of $586 and $191, respectively .......             2,407              2,591
     Inventories ....................................................................             4,331              4,151
     Other ..........................................................................               117                 66
                                                                                          -------------      -------------
               Total current assets .................................................             6,918              6,891
                                                                                          -------------      -------------

Property and equipment, at cost .....................................................             1,292              1,286
     Less accumulated depreciation ..................................................              (952)              (901)
                                                                                          -------------      -------------
                                                                                                    340                385
Other assets ........................................................................               159                162
                                                                                          -------------      -------------
                                                                                          $       7,417      $       7,438
                                                                                          =============      =============

                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
     Accounts payable ...............................................................     $       5,193      $       4,389
     Accrued compensation ...........................................................               247                356
     Current maturities of long-term obligations ....................................                81                 77
     Revolving line of credit .......................................................             3,328                 --
     Other ..........................................................................               108                 95
                                                                                          -------------      -------------
               Total current liabilities ............................................             8,944              4,930
                                                                                          -------------      -------------

Long-term obligations:
     Long-term debt .................................................................             3,464                 --
     Other long-term obligations ....................................................               128                169
                                                                                          -------------      -------------
                                                                                                    128              3,633
                                                                                          -------------      -------------

Commitments and contingencies .......................................................                --                 --

Stockholders' deficiency:
     Preferred stock, par value $0.01 per share; authorized 5,000,000 shares,
           issued 1,938,526 shares; liquidation preference $10,135 ..................                19                 19
     Common stock, par value $0.01 per share; authorized 5,000,000 shares,
          issued 3,238,061 shares ...................................................                32                 32
     Additional paid-in capital .....................................................            43,824             43,824
     Deficit ........................................................................           (36,195)           (36,016)
     Advances to Oakhurst Company, Inc. .............................................            (9,334)            (8,983)
     Treasury stock, at cost, 207 common shares .....................................                (1)                (1)
                                                                                          -------------      -------------
               Total stockholders' deficiency .......................................            (1,655)            (1,125)
                                                                                          -------------      -------------
                                                                                          $       7,417      $       7,438
                                                                                          =============      =============







The accompanying notes are an integral part of these condensed consolidated financial statements

                            STEEL CITY PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                          Three months       Three months
                                                                              Ended              Ended
                                                                         August 31, 2001    August 31, 2000
                                                                         ---------------    ---------------
Sales ................................................................     $       5,263      $       5,285
Other income .........................................................               172                360
                                                                           -------------      -------------
                                                                                   5,435              5,645

Cost of goods sold, including occupancy and buying expenses ..........             4,150              4,238
Operating, selling and administrative expenses .......................               933                974
Provision for doubtful accounts ......................................               461                 17
Interest expense .....................................................                94                117
                                                                           -------------      -------------

(Loss)/income before income taxes ....................................              (203)               299

Income tax expense ...................................................                 1                 --
                                                                           -------------      -------------

Net income ...........................................................              (204)               299

Effect of Series A Preferred Stock dividends .........................              (255)              (255)
                                                                           -------------      -------------

Net loss attributable to common stockholders .........................     $        (459)     $          44
                                                                           =============      =============

Basic and diluted net loss per share:
      Net loss attributable to common stockholders after
           preferred stock dividends .................................     $       (0.14)     $        0.01
                                                                           =============      =============
Weighted average number of shares outstanding used in
     computing per share amounts .....................................         3,238,061          3,238,061
                                                                           =============      =============




The accompanying notes are an integral part of these condensed consolidated financial statements

                            STEEL CITY PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                       Six months        Six months
                                                                         Ended              Ended
                                                                    August 31, 2001    August 31, 2000
                                                                    ---------------    ---------------
Sales ...........................................................     $      10,982      $      11,030
Other income ....................................................               286                482
                                                                      -------------      -------------
                                                                             11,268             11,512

Cost of goods sold, including occupancy and buying expenses .....             8,856              8,740
Operating, selling and administrative expenses ..................             1,920              1,970
Provision for doubtful accounts .................................               469                 30
Interest expense ................................................               198                218
                                                                      -------------      -------------

(Loss)/income before income taxes ...............................              (175)               554

Income tax expense ..............................................                 4                  2
                                                                      -------------      -------------

Net income ......................................................              (179)               552

Effect of Series A Preferred Stock dividends ....................              (510)              (508)
                                                                      -------------      -------------

Net loss attributable to common stockholders ....................     $        (689)     $          44
                                                                      =============      =============

Basic and diluted net loss per share:
      Net loss attributable to common stockholders after
           preferred stock dividends ............................     $       (0.21)     $        0.01
                                                                      =============      =============
Weighted average number of shares outstanding used in
     computing per share amounts ................................         3,238,061          3,238,061
                                                                      =============      =============





The accompanying notes are an integral part of these condensed consolidated financial statements

                            STEEL CITY PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



                                                                    Six months          Six months
                                                                      Ended                Ended
                                                                 August 31, 2001      August 31, 2000
                                                                 ---------------      ---------------
Cash flows from operating activities:
      Net (loss) income ....................................     $          (179)     $           552
      Adjustments to reconcile net income to net
      cash (used in)/provided by operating
      activities:
         Depreciation and amortization .....................                  80                   69
            Bad debt expense ...............................                 469                   30
      Other changes in operating assets and liabilities:
         Accounts receivable ...............................                (360)                (417)
         Inventories .......................................                (180)                 720
         Accounts payable ..................................                 804               (1,382)
         Other .............................................                 (42)                (288)
                                                                 ---------------      ---------------

Net cash provided by (used in) operating
activities .................................................                 592                 (716)
                                                                 ---------------      ---------------

Cash flows from investing activities:
      Additions to property and equipment ..................                  (6)                 (46)
                                                                 ---------------      ---------------

Cash flows from financing activities:
      Net (repayments) borrowings under revolving
      credit agreement .....................................                (136)               1,032
      Net increase in advances to Oakhurst .................                (351)                 (75)
      Principal payments on long-term obligations ..........                 (38)                  (8)
      Deferred loan costs ..................................                 (81)                 (31)
                                                                 ---------------      ---------------
Net cash (used in) provided by financing
activities .................................................                (606)                 918
                                                                 ---------------      ---------------

Net (decrease) increase in cash ............................                 (20)                 156
Cash at beginning of period ................................                  83                    7
                                                                 ---------------      ---------------
Cash at end of period ......................................     $            63      $           163
                                                                 ===============      ===============







The accompanying notes are an integral part of these condensed consolidated financial statements

                            STEEL CITY PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED AUGUST 31, 2001

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

         Operating results for the three and six months ended August 31, 2001 are not necessarily indicative of the results that may be expected for the full year.

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

Three months ended
August 31, 2001:                       Auto               Pet             Lawn           Corporate            Total
                                   ------------      ------------     ------------      ------------      ------------
Net sales                          $      4,341      $        636     $        286                        $      5,263
Operating profit                           (191)              149              (11)              (56)             (109)
Interest expense                                                                                                    94
                                                                                                          ------------
Income before tax                                                                                         $       (203)
                                                                                                          ============
Segment assets                     $      6,416      $        365     $        412      $        224      $      7,417

Three months ended
August 31, 2000;                       Auto               Pet             Lawn           Corporate            Total
                                   ------------      ------------     ------------      ------------      ------------
Net sales                          $      4,700      $        585               --                        $      5,285
Operating profit                            214                84               --               118               416
Interest expense                                                                                                   117
                                                                                                          ------------
Income before tax                                                                                         $        299
                                                                                                          ============
Segment assets                     $      7,279      $        320               --      $        165      $      7,764

Six months ended August
31, 2001:                              Auto               Pet             Lawn           Corporate            Total
                                   ------------      ------------     ------------      ------------      ------------
Net sales                          $      8,938      $      1,318     $        726                        $     10,982
Operating profit                            (60)              225               (3)             (139)               23
Interest expense                                                                                                   198
                                                                                                          ------------
Income before tax                                                                                         $       (175)
                                                                                                          ============
Segment assets                     $      6,416      $        365     $        412      $        224      $      7,417


Six months ended August
31, 2000;                              Auto               Pet             Lawn           Corporate            Total
                                   ------------      ------------     ------------      ------------      ------------
Net sales                          $      9,817      $      1,213               --      $     11,030
Operating profit                            527               158               --                87               772
Interest expense                                                                                                   218
                                                                                                          ------------
Income before tax                                                                                         $        554
                                                                                                          ============
Segment assets                     $      7,279      $        320               --      $        165      $      7,764


5.       BORROWING ARRANGEMENT

         In July 2001, the Company completed a refinancing of its existing $4.5 million revolving line of credit. The new two-year revolving line of credit (the "Revolver") provided for a maximum line of $5.0 million and carried interest at a rate of prime plus 1%. The Revolver is subject to a borrowing base, secured by the accounts receivable, inventory and other assets of SCPI.

         Due to the bankruptcy filing of a significant customer in August 2001, SCPI defaulted on the terms of the Revolver. In order to cure the default, in September 2001 SCPI and its lender amended the Revolver to reduce the maximum line to $3.75 million and increase the interest rate to prime plus 1.5%. The maturity date of the loan was accelerated to April 1, 2002 and compliance under certain financial covenants was waived for the second quarter. SCPI paid a fee of $7,500 in connection with the restructuring.

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

         At August 31, 2001, SCPI's debt consisted primarily of revolving debt of approximately $3.3 million, with availability on the Revolver of approximately $400,000. The revolving debt agreement was entered into in July 2001. Due to the bankruptcy filing of a significant customer of SCPI in August, which created a default under the terms of the Revolver at SCPI, the Revolver was amended in September 2001 to reduce the maximum borrowing level, increase the interest rate and accelerate the term.

         Management believes that the Revolver will provide adequate funding for SCPI's working capital requirements assuming no material deterioration in current sales levels or gross profit margin.

CASH FLOWS

         Net cash provided by operations increased by $1.3 million in the six months ended August 31, 2001 compared with the six months ended August 31, 2000. The increase was due primarily to higher vendor payables.

         Cash used in financing activities increased in the current year period by $1.5 million, mostly as a result of a reduction in the Revolver in the current year to meet the terms of the line of credit.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

         As of August 31, 2001, there had been no material changes in the Company's financial condition from February 28, 2001, discussed in Item 7 of the Company's Annual Report on Form 10-K for fiscal 2001. As discussed above, a significant customer of Company filed for bankruptcy in August 2001, and as a result, the Company's lender under its Revolver amended the credit agreement in September 2001. Provisions of the amendment included the acceleration of the term of the Revolver to expire in April 2002.

As a result, the Revolver is presented as a short-term liability, and thus, working capital for the six months ended August 31, 2001, is negative.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

         Operations include the results of SCPI's operating division, Steel City Products, a distributor of automotive parts and accessories, non-food pet supplies, and lawn and garden products, headquartered in McKeesport, Pennsylvania.

THREE MONTHS ENDED AUGUST 31, 2001 COMPARED WITH THREE MONTHS ENDED AUGUST 31, 2000

Automotive segment

         Sales of automotive accessories decreased by $360,000 in the second quarter of the current year compared with sales in the same period last year. Sales to existing customers decreased by $559,000, principally as a result of the Chapter 11 bankruptcy filing in August 2001 of a significant customer. Reduced sales to this customer alone accounted for $310,000 of the decrease in sales. Offsetting some of this decrease were sales to new automotive customers of $199,000 in the second quarter.

         Gross profit in the second quarter of fiscal 2002 was $852,000, or 19.6% of sales, compared with $866,000, or 18.4% of sales. The decrease of $14,000 was due to the lower sales volume, but offset by higher margins due to promotions during the Company's summer road show.

         Operating profit for the automotive segment decreased from the prior year by approximately $405,000, due to an increase in bad debt expense to provide for the bankruptcy filing of a significant customer.

Pet segment

         Sales of non-food pet supplies in the second quarter were $636,000, an increase of $52,000 compared with the second quarter of the prior year, due to increased sales to existing customers.

         Gross profit was $247,000, an increase of $65,000 compared with the second quarter of the prior year, due to higher margins earned on certain products, as well as the higher sales volume. The pet supply segment reported operating profit in the second quarter of $149,000.

Lawn and garden segment

         SCPI began the distribution of lawn and garden products in the third quarter of fiscal 2001. Sales in the second quarter of fiscal 2002 totaled $286,000.

         Gross profit was $14,000, or 5.0% of sales due to additional costs associated with starting up this division. The lawn and garden segment reported an operating loss of $11,000 in the second quarter.

Corporate

         Corporate expenses increased by approximately $150,000 compared with the second quarter of the prior year, principally due to higher fees related to the revolving line of credit and to the expiration in the second quarter last year of certain notes related to a 1991 restructuring which management determined would ultimately not be payable.

SIX MONTHS ENDED AUGUST 31, 2001 COMPARED WITH SIX MONTHS ENDED AUGUST 31, 2000

Automotive segment

         Sales of automotive accessories decreased by approximately $880,000 in the first six months of the current year compared with sales in the same period last year. Sales to existing customers decreased by $1.2 million, principally as a result of customers that are purchasing product directly from the manufacturer, that have downsized their automotive departments, or are facing increased competition from discount chains. In addition, in August 2001 a significant customer of the Company filed for bankruptcy protection. Reduced sales to this customer totaled approximately $600,000 for the six months compared with sales to the same customer last year. Offsetting some of this decrease were sales to new automotive customers of $320,000 in the first six months.

         Gross profit in the first half of fiscal 2002 was $1.6 million, or 18.3% of sales, compared with $1.9 million, or 19.5% of sales. The decrease of $279,000 was due to the lower sales volume, combined with lower margins attributed to a shift in the Company's customer base which were not offset by summer promotions.

         Operating profit for the automotive segment decreased from the prior year by approximately $586,000, due primarily to lower margins earned and to the increase in bad debt expense due to the bankruptcy filing of a significant customer.

Pet segment

         Sales of non-food pet supplies in the first six months were $1.3 million, an increase of approximately $100,000 compared with the first six months of the prior year, due to increased sales to existing customers.

         Gross profit was $447,000, an increase of $68,000 compared with the first six months of the prior year due to the higher revenues and higher margins on certain products in the second quarter. The pet supply segment reported operating profit in the first half of $225,000, compared with a profit of $158,000 in the first six months of the prior year.

Lawn and garden segment

         SCPI began the distribution of lawn and garden products in the third quarter of fiscal 2001. Sales in the first six months of fiscal 2002 totaled $727,000.

         Gross profit was $47,000, or 7.0% of sales due to additional costs associated with starting up this division. The lawn and garden segment reported an operating loss of $3,000 in the first six months.

Corporate

         Corporate expenses increased by approximately $220,000 compared with the first six months of the prior year, principally due to higher fees related to the revolving line of credit and to the expiration in the second quarter last year of certain notes related to a 1991 restructuring which management determined would ultimately not be payable.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         SCPI is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company's policies do not permit active trading, or speculation in, derivative financial instruments. The Company's primary market risk exposure relates to interest rate risk. SCPI manages its interest rate risk by attempting to balance its exposure between fixed and variable rates while attempting to minimize its interest costs.

         A change in the interest rate of 1% would have changed interest expense by approximately $9,000 for the six months ended August 31, 2001.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no material legal proceedings outstanding against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter for which this report is filed.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  *10.1 Amendment to the Revolving Credit Agreement dated September 12, 2001 between Steel City Products, Inc. and National City Bank of Pennsylvania

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

----------

* filed herewith

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    October 5, 2001                   By:  /s/  Bernard H. Frank
                                                ------------------------------
                                                Bernard H. Frank
                                                Chief Executive Officer


Date:    October 5, 2001                   By:  /s/  Maarten D. Hemsley
                                                ------------------------------
                                                Maarten D. Hemsley
                                                Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
*10.1             Amendment to the Revolving Credit Agreement dated September
                  12, 2001 between Steel City Products, Inc. and National City
                  Bank of Pennsylvania