Form 10-KT
period 2001-12-31
STEEL CITY PRODUCTS INC
filed 2002-04-08
CIK 46535

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[ ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED ............................

                                       OR

[X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM MARCH 1, 2001 TO DECEMBER 31, 2001

COMMISSION FILE NUMBER:  0-2572

                            STEEL CITY PRODUCTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                       55-0437067
 STATE OR OTHER JURISDICTION OF            I.R.S. EMPLOYER IDENTIFICATION NUMBER
 INCORPORATION OR ORGANIZATION

             2751 CENTERVILLE ROAD SUITE 3131
                   WILMINGTON, DELAWARE                                 19803
          ADDRESS OF PRINCIPAL EXECUTIVE OFFICES                       ZIP CODE
REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (817) 416-0717

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                               TITLE OF EACH CLASS
                               -------------------
                     COMMON STOCK, $0.01 PAR VALUE PER SHARE

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECOND 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                             ---   ---

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K [X]

AGGREGATE MARKET VALUE AT MARCH 1, 2002 OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT: $57,345

AT MARCH 1, 2002, THE REGISTRANT HAD 3,238,061 SHARES OF COMMON STOCK
OUTSTANDING

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

         The Steel City Products automotive distribution business was founded in 1947 and was acquired in 1969. All operations of SCPI are conducted under the name Steel City Products. In fiscal 1996, SCPI established a division to distribute non-food pet supplies. In fiscal 2000, SCPI broadened its distribution business to include lawn and garden products.

FORMATION OF STERLING CONSTRUCTION COMPANY, INC. ("STERLING"), FORMERLY OAKHURST COMPANY, INC.

         Oakhurst was formed as part of a merger transaction in 1991, in which SCPI became a majority-owned subsidiary. In accordance with the merger agreement, Oakhurst owns 10% of the outstanding SCPI common stock and all of the SCPI Series A Preferred Stock. In July 2001, Oakhurst completed a transaction in which it acquired an 80.1% equity interest in Sterling Construction Company, a heavy civil construction company based in Houston that specializes in municipal and state highway contracts for paving, bridge, water and sewer, and light rail. To better reflect the change of focus of the company, in October 2001, the shareholders of Oakhurst approved a name change to Sterling Construction Company, Inc and the company formerly bearing that name was renamed Sterling Houston Holdings, Inc. ("SHH").

         On November 1, 2001, the Board of Directors of the Company voted to change the Company's fiscal year end from the last day of February to December
31. Accordingly, this report covers the period from March 1, 2001 to December 31, 2001 ("Fiscal 2001"). Information about prior fiscal years is referred to as "Fiscal 2000" (twelve months ended February 28, 2001), "Fiscal 1999" (twelve months ended February 29, 2000), "Fiscal 1998" (twelve months ended February 28,
1999) and "Fiscal 1997" (twelve months ended February 28, 1998).

         Because Sterling's ownership of SCPI is primarily in the form of preferred stock, Sterling retains most of the value of SCPI. The structure of Sterling's ownership of SCPI facilitates the preservation and utilization of SCPI's and Sterling's net operating tax loss carry-forwards, which aggregated approximately $161 million at December 31, 2001.

OPERATIONS

         SCPI primarily distributes automotive accessories. These products include functional and decorative car and truck accessories (such as floor mats, seat covers, mirrors, running boards, lights and wheel covers), car care products (including waxes and paints), chemicals (such as antifreeze, windshield washer fluid and motor oil) and car repair and maintenance items (including spark plugs, windshield wipers, and air and oil filters). In fiscal 1996, SCPI introduced non-food pet supplies to its merchandise selection. Although pet supplies were not typical of SCPI's historical merchandise mix, management determined that the availability of existing customers which sell both pet supplies and automotive accessories, combined with SCPI's distribution expertise and infrastructure, offered an opportunity to increase sales by opening a pet supplies division. Sales of pet supplies in fiscal 2001 represented approximately 17% of SCPI's total sales. In fiscal 2000 management developed a plan to broaden its merchandise base further with the introduction of lawn and garden products, and began the distribution of these products in the third quarter of that year. SCPI's automotive and pet operations are conducted from leased facilities in McKeesport, Pennsylvania and its lawn and garden operations are conducted in leased facilities in Glassport, Pennsylvania.

         Historically, much of SCPI's business has been performed on a service basis, which involves visits by its sales personnel to customers' stores to count and re-order merchandise; generally, these re-orders are transmitted electronically to SCPI's central offices. In recent years a growing proportion of its customers electronically transmit their own orders to SCPI's headquarters. Since many orders are generated electronically and are shipped within a few days of receipt, the size of SCPI's order backlog is not relevant to an understanding of the business. Shipments are either made directly to each of the customers' stores or are pre-packed for onward shipment to stores by the retailers' own distribution centers. SCPI also provides price ticketing and associated services to those of its customers who request such services.

Sources of Supply

         SCPI acquires its merchandise from a large number of suppliers, the largest of which accounted for 16% of its purchases for the ten months ended December 31, 2001. Many of the products sold by SCPI carry nationally-advertised brand names, but because of the diversity and number of suppliers and products carried, the business is not generally dependent on the continued availability of individual products or continued dealings with existing supply sources. From time to time, market or seasonal conditions may affect the availability of certain merchandise, but not to the extent that the Company believes would materially impact its business.

         SCPI generally carries in inventory only those products that its customers have identified as necessary for their own merchandising needs, and does not acquire significant quantities of other merchandise.

Seasonality

         SCPI's automotive and lawn and garden businesses are seasonal, being slowest in the early winter months than at other times of the year. In anticipation of higher sales volume in the spring and summer, SCPI carries higher inventories of these products beginning in the winter months. As is customary in the automotive aftermarket and in the lawn and garden business, some suppliers allow extended payment terms to SCPI for such inventory build-ups.

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

Customer Base

         SCPI's customers include supermarket chains, drug stores, general merchandise retail chains, automotive specialty stores, hardware stores, variety stores and other automotive accessory distributors. Most customers are based in the northeastern United States, although stores operated by some customers are located outside of that area. Since February 2000 SCPI has sold to the west coast distribution facility of one of its major customers. There are no foreign sales.

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

         In its efforts to offset these trends, SCPI has added new customers, especially in the supermarket and drug store sectors, has expanded its product offerings to certain customers, has enlarged the territory that it serves and has introduced new categories of products. Management believes that these efforts have resulted in a more diverse and financially secure customer base, although in August 2001 SCPI's largest remaining discount chain customer, Ames

Department Stores ("Ames"), filed for Chapter 11 bankruptcy protection.

         Sales for the 10 months ended December 31, 2001 totaled $17.5 million, compared with $17.2 million in the same ten-month period of the prior fiscal year.

         The following table shows sales to SCPI's customers that individually accounted for more than 10% of sales during any of the latest three fiscal years (dollars in thousands):

                                 Fiscal Year Ended          Fiscal Year Ended           Fiscal Year Ended
                                 December 31, 2001          February 28, 2001           February 29, 2000
                                 -----------------          -----------------           -----------------
                                   (ten months)
                                Sales       % of sales      Sales       % of sales     Sales      % of sales
Ames                            $3,217           18%        $3,746          18%        $3,144         16%
Kroger                          $2,758           16%        $2,057          10%        $2,037         10%
Giant Eagle                     $2,313           13%        $2,055          10%        $1,523           8%
Warehouse Sales                 $2,193           13%             *           *              *           *
American Sales                  $1,863           11%             *           *              *           *
*represents less than 10% of sales

         In August 2001, Ames filed for Chapter 11 protection. SCPI has continued to ship to Ames as debtor-in-possession under strict payment terms. Pre-petition sales to Ames (mostly of automotive products) totaled $1.5 million, of which approximately $680,000 was unpaid at the time of Ames bankruptcy filing. Post-petition sales to Ames aggregated $1.7 million, primarily as a result of the addition of sales of pet supplies. In fiscal 2000, Ames acquired additional stores through a merger.

         SCPI's five largest customers accounted for approximately three-quarters of its total revenues in the 10 months ended December 31, 2001. Management has no reason to believe that its business with any of these customers will be terminated in the foreseeable future, as evidenced by the continuing increases in sales to each of them, although in the longer term continued sales to Ames are dependent on that customer eventually developing a successful reorganization plan and emerging from Chapter 11. In the event that one of its largest customers ceased doing business with SCPI, the resulting reduction in revenues could significantly reduce profitability, unless a replacement customer were identified.

         None of SCPI's business is based on government contracts, and there are no long-term sales contracts with any customers.

Competition

         SCPI's distribution lines of automotive parts and accessories, non-food pet supplies and lawn and garden products are highly competitive, with several similar companies operating in SCPI's market place, and many of SCPI's suppliers also offer their products directly to retailers. Management is unable to quantify SCPI's relative size in the distribution industry or in relation to its competitors but believes it is one of the larger independent distributors of automotive accessories in the Northeastern United States. In recent years, a number of significant competitors of SCPI have gone out of business and some of SCPI's customers have chosen to purchase some products directly from manufacturers. SCPI competes on the basis of its management's merchandise expertise, the breadth of merchandise offered, prices, level of service, order fill rates and order turnaround times. Management believes that SCPI's long history, good reputation, experienced management, product selection, pricing, service levels and traditionally high order fill rates enable it to compete favorably with other distributors.

Regulation

         SCPI's management does not anticipate that existing or known pending environmental legislation or other regulations will require major capital expenditures or will adversely affect its operations.

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

ITEM 3. LEGAL PROCEEDINGS

         There are no material legal proceedings pending against the Company or to which the Company is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the final four months of the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         As a result of the merger transaction with Sterling (then Oakhurst Company, Inc.) in fiscal 1992 (see Item 1, "Business - Formation of Oakhurst Company, Inc."), most of the Company's value is vested in Sterling. As a result of the merger, the Company's stock price fell below the NASDAQ minimum bid price of $1.00 per share and on July 14, 1992 the Company's common stock was removed from listing by NASDAQ.

     The Company's stock trades on the OTC Bulletin Board under the symbol SCTP. The following table sets forth the high and low bid price for the Company's stock for the last two fiscal years.

                                         Fiscal 2001                                  Fiscal 2000
                            Quarterly High         Quarterly Low         Quarterly High         Quarterly Low
                            --------------         -------------         --------------         -------------
Quarter 1                       $0.06                  $0.04                 $0.20                  $0.03
Quarter 2                       $0.10                  $0.02                 $0.05                  $0.03
Quarter 3                       $0.03                  $0.01                 $0.23                  $0.03
Quarter 4                       $0.02                  $0.01                 $0.13                  $0.06

         Such quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         No common stock dividends were paid by SCPI during fiscal 2001, 2000 or 1999. Dividend payments are restricted by the covenants under the Company's line of credit agreement.

         Through its ownership of SCPI, primarily in the form of Series A Preferred Stock, Sterling controls the Company and receives substantially all of the benefit of the Company's operations through the right to receive preferred stock dividends, which are required to be paid before any common stock dividends may be paid.

         There were approximately 3,800 holders of record of SCPI's common stock on March 1, 2002.

ITEM 6. SELECTED FINANCIAL INFORMATION

     The following table sets forth selected financial and other data of Steel City Products, Inc. and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, and with the Financial Statements and related Notes.

                                                Fiscal 2001   December 31,
                                                December 31,     2000       Fiscal 2000   Fiscal 1999   Fiscal 1998   Fiscal 1997
                                                  2001(f)    (ten months)   February 28,  February 29,   February 28,  February 28,
                                               (ten months)   (unaudited)     2001           2000          1999         1998(a)(b)
                                               ------------- ------------   ------------  ------------  ------------- -------------
                                                               (Dollar amounts in thousands, except per share data)

OPERATING RESULTS:
Sales ........................................  $   17,467    $   17,256    $   20,694    $   20,142    $   18,092    $   17,879
                                                ==========    ==========    ==========    ==========    ==========    ==========
(Loss)income before income taxes(g) ..........  $     (192)   $      591    $      581    $      333    $      161    $    1,395
Current income tax expense ...................          14             5            27            10             8            --
Deferred income tax benefit (expense)(d) .....         800            --            --            --            --        (1,000)
                                                ----------    ----------    ----------    ----------    ----------    ----------
Net income ...................................         594           585           554           323           153           395
Series A Preferred Stock dividends(c) ........        (850)         (850)       (1,014)       (1,014)       (1,014)       (1,014)
                                                ----------    ----------    ----------    ----------    ----------    ----------
Net loss attributable to common
stockholders .................................  $     (256)   $     (265)   $     (460)   $     (691)   $     (861)   $     (619)
                                                ==========    ==========    ==========    ==========    ==========    ==========

BASIC AND DILUTED PER SHARE AMOUNTS:
Net loss attributable to common
stockholders..................................  $    (0.08)   $    (0.08)   $    (0.14)   $    (0.21)   $    (0.27)   $    (0.19)
                                                ==========    ==========    ==========    ==========    ==========    ==========
Cash dividends declared ......................  $    (0.00)   $    (0.00)   $    (0.00)   $    (0.00)   $    (0.00)   $    (0.00)

BALANCE SHEET STATISTICS:
Total assets(e) ..............................  $    7,134    $    6,343    $    7,438    $    7,910    $    7,807    $    7,699
Long-term obligations ........................  $    3,135    $    3,368    $    3,633    $    3,352    $    3,029    $    2,132
Series A Preferred Stock face value ..........  $   10,135    $   10,135    $   10,135    $   10,135    $   10,135    $   10,135


(a) In fiscal 1998, SCPI elected to change its method of inventory reporting from LIFO to FIFO. The above data for fiscal 1997 has been restated to reflect this change as if it had occurred at the beginning of fiscal 1997.

(b) In fiscal 1997, SCPI sold its 88,000 square foot warehouse in Pittsburgh, Pennsylvania for a gross sales price of approximately $2.8 million in cash. SCPI recognized a pre-tax gain of approximately $1.8 million in connection with the sale.

(c) The Series A Preferred Stock has a dividend rate of $0.5228 per share and is redeemable at SCPI's option at $5.2282 per share plus any cumulative dividends in arrears. Through fiscal 2001, dividends of approximately $10.6 million have accumulated since the effective date of the merger; of this amount, approximately $3.6 million were declared by the Company's Board of Directors prior to fiscal 1996. Approximately $7 million of undeclared dividends in arrears are outstanding at December 31, 2001.

(d) Results for fiscal 1997 include non-cash deferred tax charges of $1 million relating primarily to increases in the Company's valuation allowance of its deferred tax asset. In December 2001, SCPI recognized a deferred tax asset of $800,000. (See Note 7 to the Financial Statements).

(e) Advances made to Sterling with a balance of $9.4 million at December 31, 2001 are classified as a component of stockholders' equity. The above data for periods prior to fiscal 2001 have been revised to reflect a similar treatment as of each respective balance sheet date.

(f) In November 2001, the Board of Directors voted to change the Company's fiscal year end to December 31. Results for the transition period include the ten months from March 1, 2001 to December 31, 2001.

(g) The loss before income taxes for the ten months ended December 31, 2001 included bad debt expense of $469,000 related to the bankruptcy filing of Ames, a significant customer of SCPI, in August 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         SCPI is a special, limited purpose, majority-owned subsidiary of Sterling. Through Sterling's ownership of SCPI, primarily in the form of preferred stock, Sterling retains substantially all the value of SCPI, and receives substantially all of the benefit of operations through its entitlement to dividends on the preferred stock. Sterling's ownership of SCPI is designed to facilitate the preservation and utilization of SCPI's and Sterling's net operating tax loss carry-forwards that amount to approximately $161 million at December 31, 2001.

         Until fiscal 2000, SCPI distributed automotive accessories and non-food pet products. In fiscal 2000, SCPI began the distribution of lawn and garden supplies. SCPI utilizes three operating segments, Auto, Pet and Lawn. The allocation of financial resources is determined by SCPI's President, Terrance Allan, and its Chief Financial Officer, Maarten Hemsley, who assess resources based on the operating profitability and working capital needs of each segment.

LIQUIDITY AND CAPITAL RESOURCES

         In addition to cash derived from operations, SCPI's liquidity and financing requirements are determined principally by the working capital needed to support its level of business, together with the need for capital expenditures and the cash required to repay its debt. SCPI's working capital needs fluctuate primarily in relation to the amounts of inventory it carries that can change seasonally, the size and timeliness of payment of receivables from its customers, and the amount of credit extended to SCPI by its suppliers.

         Management does not believe that inflation has had a material negative impact on the Company's operations or financial results during recent years.

FINANCING AND LINE OF CREDIT

         In March 1996, Sterling and its subsidiaries (including SCPI) obtained financing from an institutional lender (the "Credit Facility"). The Credit Facility initially provided for a revolving credit agreement and a term loan on SCPI's warehouse facility. The term loan was repaid in fiscal 1998 upon SCPI's sale of its warehouse. Over time, the revolving credit agreement was amended to provide for the sale or disposition of certain of Sterling's subsidiaries, reduce the maximum credit line and amend certain financial covenants.

         Due to concerns stemming from the institutional lender's filing for bankruptcy, SCPI obtained a replacement line of credit in July 2001. This new revolving line (the "Revolver") was for a term of two years in the amount of $4.5 million, subject to a borrowing base. The Revolver initially carried an interest rate equal to prime plus 1%. Following the bankruptcy filing of Ames in August 2001, the Revolver was amended to shorten the term of the line and increase the interest rate to prime plus 1.5%. Upon satisfaction to the lender of SCPI's ability to obtain new customers and maintain sales levels and profitability, the Revolver was again amended in December 2001 to provide for a line of $5.0 million, subject to a borrowing base, and to extend the term to May 31, 2003. At December 31, 2001, the outstanding balance on the Revolver was $2.5 million.

         In October 1998, SCPI obtained a loan from the Redevelopment Authority of the City of McKeesport (the "Subordinated Loan"). The Subordinated Loan, which is subordinated to the Revolver, was in the amount of $98,000 and bears interest at the rate of 5% per annum. The loan was used to fund leasehold improvements and is being repaid in monthly installments through October 2003. The balance outstanding on the loan at December 31, 2001 was approximately $39,000.

         In December 2001, in conjunction with the December 2001 amendment to the SCPI Revolver and in order to strengthen SCPI's working capital position through the purchase of additional inventory, Sterling funded SCPI $500,000 through a subordinated promissory note (the "Subordinated Sterling Loan"). The note, which is repayable in a single installment in December 2004, bears interest at 12% per annum, payable monthly.

         Management believes that the Revolver and the Subordinated Sterling Loan will provide adequate funding for SCPI's working capital, debt service and capital expenditure requirements, including seasonal fluctuations for at least the next twelve months, assuming no material deterioration in current sales or profit margins.

TAX LOSS CARRY-FORWARDS

         At December 31, 2001, SCPI and Sterling had net operating tax loss carry-forwards (the "Tax Benefits") aggregating approximately $161 million, which expire in the years 2002 through 2021, which shelter most of SCPI's income from federal income taxes. A change in control of SCPI or Sterling exceeding 50% in any three-year period may lead to the loss of the majority of the Tax Benefits. In order to reduce the likelihood of such a change of control occurring, SCPI's and Sterling's Certificates of Incorporation include restrictions on the registration of transfers of stock resulting in, or increasing, individual holdings exceeding 4.5% of each company's common stock.

         Since the regulations governing the Tax Benefits are highly complex and may be changed from time to time, and since SCPI's and Sterling's attempts to reduce the likelihood of a change of control occurring may not be successful, management is unable to determine the likelihood of the continued availability of the Tax Benefits. However, management believes that the Tax Benefits are currently available in full and intends to take all appropriate steps to help ensure that they remain available. Should the Tax Benefits become unavailable to SCPI or Sterling, most future income of SCPI and any consolidated affiliate would not be shielded from federal taxation, thus reducing funds otherwise available for corporate purposes (see Note 7 to the financial statements). The Company considers its accounting for income taxes a critical accounting policy.

         In December 2001, management determined that it was more likely than not that the Company will continue to operate profitably. Previously, the consolidated group that includes SCPI and Sterling was not profitable and therefore the ability to utilize the net operating loss carryforwards was restricted. It is expected that the consolidated tax return of the group will show taxable income in excess of SCPI's. Therefore, management determined that the future operations of SCPI warranted a decrease in the valuation allowance to the extent that SCPI recorded a net deferred tax asset of $800,000 in the interim period ended December 31, 2001.

CASH FLOWS

         Net cash provided by operating activities for fiscal 2001 increased by approximately $540,000 from fiscal 2000. Cash was generated in the current year due to lower levels of accounts receivable and inventory combined with slightly higher levels of accounts payable. In fiscal 2000 cash provided by operating activities increased by approximately $242,000 from fiscal 1999 due to improved operating profits and reduced inventory levels, which was offset by increases in accounts receivable and reductions in vendor payables.

         Cash used in investing activities decreased in fiscal 2001 by $26,000 due to fewer purchases of equipment in the year. For fiscal 2000 and fiscal 1999, net cash used in investing activities was $55,000 and $69,000, respectively. The decrease was due to lower capital expenditures in fiscal 2000.

         In fiscal 2001, the Company's financing activities used cash of $909,000, an increase of $460,000 compared with fiscal 2000. The increase was due principally to a reduction in the line of credit balance in the current year and to advances to Sterling. These increases were offset in part by the advance of $500,000 from Sterling pursuant to the Subordinated Sterling Loan. For fiscal 2000 and fiscal 1999, the Company's financing activities used cash of $449,000 and $264,000, respectively, principally due to advances to Sterling offset by additional borrowings under the credit agreement.

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

Fiscal Year Ended December 31, 2001 (ten months) (Fiscal 2001) Compared with Fiscal Year Ended February 28, 2001 (Fiscal 2000)

     Automotive segment

         For the ten month fiscal period ended December 31, 2001, sales of automotive accessories were $13.6 million, a decrease of approximately $4.0 million compared with fiscal 2000, which included twelve months. Sales to existing customers decreased by approximately $4.2 million, due largely to the bankruptcy filing of Ames in August 2001 and to more customers purchasing product directly from the manufacturer and to the shorter fiscal year. Sales to new automotive customers totaled approximately $200,000 in fiscal 2001.

         Gross profits decreased by approximately $876,000, due to reduced sales and to the shorter fiscal year.

         Operating profits for the automotive segment decreased by approximately $541,000. Although savings in expenses were realized due to reductions in personnel, these were offset by a significant charge to bad debt expense resulting from the Ames bankruptcy.

     Pet supplies segment

         Sales of pet supplies in the ten month period of fiscal 2001 totaled $2.9 million, an increase of approximately $344,000 compared with fiscal 2000, which included twelve months. Most of the increase resulted from sales to new customers, which included Ames after its bankruptcy filing. Sales to existing customers decreased by approximately $300,000, due to the shorter fiscal period.

         Gross profits increased by approximately $72,000, principally as a result of the increased sales.

         Operating profits for the pet segment increased by approximately $114,000, due to the increase in gross profits and to lower expenses, including personnel reductions in the current year.

     Lawn and garden segment

         SCPI established a lawn and garden division in fiscal 2000. For the ten month period ended December 31, 2001, sales of lawn and garden products totaled $836,000, compared with sales of $399,000 in fiscal 2000.

         Gross profits increased by approximately $75,000 due to the higher sales volume.

         The segment reported an operating loss of approximately $55,000 in fiscal 2001, compared with an operating profit of $44,000 in fiscal 2000. Fiscal 2000 included only four months of operations of the segment and two months of rental expense on the Glassport lawn and garden warehouse.

         Interest expense decreased by approximately $158,000 in fiscal 2001 compared with fiscal 2000 due to the shorter reporting period, to significantly lower borrowing levels in the current year and to lower interest rates.

Results for the ten months ended December 31, 2001 (unaudited) compared with the ten months ended December 31, 2000 (unaudited)

     As Fiscal 2001 includes ten months compared with twelve months in Fiscal 2000, a separate discussion below compares results of Fiscal 2001 with the comparable ten month period (unaudited) in Fiscal 2000.

                               Automotive                        Pet                      Lawn & Garden
                               ----------                        ---                      -------------
(in thousands)          December 31,   December 31,   December 31,    December 31,   December 31,   December 31,
                           2001           2000           2001           2000            2001           2000
Sales                   $  13,645      $ 15,070        $ 2,986        $ 2,163         $  836          $   22
Gross profit            $   2,425      $  2,890        $   891        $   657         $   23          $    3
Operating profit        $     (21)     $    651        $   471        $   257         $  (55)         $    3

Automotive segment

         Comparing results for the ten months ended December 31, 2001 with the ten months ended December 31, 2000, sales of automotive products decreased by $1.4 million, due primarily to the bankruptcy filing of Ames in August 2001. Gross profits decreased by approximately $465,000, due to the sales decrease and to pressure placed on the Company to reduce margins to larger customers. Although savings were realized in operating and selling expenses due to a reduction in personnel, these were offset by an increase of approximately $469,000 in bad debt expense due to the bankruptcy filing of Ames.

Pet supplies segment

         Sales for the ten months ended December 31, 2001 increased by approximately $822,000 or 38% compared with the ten month period ended December 31, 2000, due to sales to new customers, which included Ames after its bankruptcy filing. Gross profit as a percentage of sales remained equal to the comparable ten month period in the prior year. Operating profits increased by $214,000 due to the higher sales and to personnel reductions in the current year.

Lawn and garden

         Sales in this segment began in November 2000.


Fiscal Year Ended February 28, 2001 (Fiscal 2000) Compared with Fiscal Year Ended February 29, 2000 (Fiscal 1999)

     Automotive segment

         For the fiscal year ended February 28, 2001, sales of automotive accessories were $17.6 million, a decrease of approximately $218,000 compared with the prior year. Sales to existing customers decreased by approximately $1.6 million, due largely to the loss of a customer late in fiscal 1999 that had been acquired by another company and to more customers purchasing product directly from the manufacturer. Sales to new automotive customers totaled approximately $1.4 million in fiscal 2000.

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

     Pet supplies segment

         Sales of pet supplies in fiscal 2000 totaled $2.6 million, an increase of approximately $371,000 compared with fiscal 1999. Most of the increase resulted from increasing sales to existing customers, which accounted for about $340,000 of the increase. Sales to new customers totaled approximately $31,000 for the year.

         Gross profits increased by approximately $100,000, principally as a result of the increased sales.

         Operating profits for the pet segment increased by approximately $35,000. The improvement in gross profits was offset in part by higher expenses directly resulting from the higher sales volumes, as more sales were subject to broker fees. Also in fiscal 2000, a higher percentage of salary expense was allocated to this segment due to the increased sales.

     Lawn and garden segment

         Partly in response to the growing needs of its customers, SCPI established a lawn and garden division in fiscal 2000. Sales of lawn and garden products totaled $399,000 for the fiscal year.

         The newly established division reported an operating profit of approximately $44,000 for fiscal 2000.

         Interest expense increased by $93,000 in fiscal 2000 compared with fiscal 1999 due to higher borrowing levels on the revolver in the current year.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         SCPI is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company's policies do not permit active trading of or speculation in, derivative financial instruments. The Company's primary market risk exposure relates to interest rate risk. SCPI manages its interest rate risk by attempting to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. An increase of 1% in the market rate of interest would have increased the Company's interest expense in fiscal 2001 by approximately $56,000.

         Because the Company derives no revenues from foreign countries or otherwise has no obligations in foreign currency, the Company experiences no foreign currency exchange rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Independent Auditors' Reports......................................................        23

         Consolidated Balance Sheets: December 31, 2001 and February 28, 2001...............        25

         Consolidated Statements of Operations for the fiscal periods ended
           December 31, 2001, February 28, 2001 and February 29, 2000.......................        26

         Consolidated Statements of Stockholders' Deficiency for the fiscal periods ended
           December 31, 2001, February 28, 2001 and February 29, 2000 ......................        27

         Consolidated Statements of Cash Flows for the fiscal periods ended
            December 31, 2001, February 28, 2001 and February 29, 2000 .....................        28

         Notes to Consolidated Financial Statements.........................................        29

             Schedule II - Valuation and Qualifying Accounts................................        41



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The by-laws of the Company currently provide for such number of directors (but no less than five) as is determined from time to time by the Board of Directors. In July 2001, upon the resignation of certain directors who also resigned as directors of Sterling, the Board voted to decrease the number of directors from seven to six. The following table lists the names and ages (at February 1, 2002) of the directors, and the year in which each was elected a director of the Company or its predecessor.

                 Name                                  Age       Director Since
                 ----                                  ---       --------------
                 John D. Abernathy                      64            1996
                 Terrance W. Allan                      48            1993
                 Robert M. Davies                       51            1996
                 Bernard H. Frank                       81            1993
                 Joseph Harper, Sr.                     55            2001
                 Maarten D. Hemsley                     52            1998

BUSINESS HISTORY OF DIRECTORS

         Messrs. Frank and Allan have been executives of the Company for more than the last five years. Mr. Frank was a founder of the Steel City Products business more than 50 years ago. For more than the last five years, Mr. Frank has been Chief Executive Officer of the Company and in May 1994, he was elected Executive Vice President of the Company's parent, Sterling Construction Company, Inc. ("Sterling"). In July 2001, when Sterling increased its ownership of Sterling Houston Holdings, Inc. ("SHH"), Mr. Frank resigned as a director and officer of Sterling. Mr. Allan has been employed by the Company since 1987 and was elected President in June 2000.

         Mr. Abernathy. Mr. Abernathy has been Chief Operating Officer of Patton Boggs, LLP, a Washington DC law firm, since January 1995. From March 1991 to February 1994 he was the Managing Director of Summit, Solomon & Feldesman, a New York City law firm and from July 1983 until June 1990, Mr. Abernathy was Chairman and Chief Executive Partner of BDO Seidman, a public accounting firm. He is a director of Pharmaceutical Resources, Inc., a generic drug manufacturer and also serves as a director of Sterling. Mr. Abernathy is a certified public accountant.

         Mr. Davies. Mr. Davies was Chairman and Chief Executive Officer of Sterling from May 1997 to July 2001 and was its President from May 1997 to January 1999. He has served as a director of Sterling since May 1997 and previously served as a director of SCPI and Sterling from 1991 through 1994. Mr. Davies was a Vice President of Wexford Capital Corporation, which acts as the investment manager to several private investment funds, from 1994 to March 1997. From November 1995 to March 1997 Mr. Davies also served as Executive Vice President of Wexford Management LLC, a private investment management company. Mr. Davies is a managing director of e3Convergence, L.L.C., which provides financial and investment consultancy services to corporations with interests primarily in energy-related fields. He is also a director of Industrial Acoustics Company, Inc.

         Mr. Harper. Mr. Harper is Chief Financial Officer, Treasurer and Secretary of Sterling Houston Holdings, a subsidiary of Sterling, and has been employed by that company since 1972. He has performed both estimating and project management functions as well as his primary role as Chief Financial Officer. Prior to joining the business, Mr. Harper worked for Price Waterhouse and received his CPA license in 1970. He holds a Bachelor's degree from St. Joseph College. Mr. Harper was elected a director and the President of Sterling and a director of the Company in July 2001 in connection with the closing of the transaction in which Sterling's ownership of SHH increased to 80.1%.

         Mr. Hemsley. Mr. Hemsley was re-elected to the Board of Directors of the Company and of Sterling in December 1998. He had been an employee and director of SCPI or Sterling for many years prior to 1995. In December 1995, he resigned his positions with SCPI and Sterling and served as a consultant to SCPI and Sterling through his wholly owned financial consultancy company, Bryanston Management, Ltd. of which he has been President since 1993. Mr. Hemsley currently serves as Chief Financial Officer of Sterling and of SCPI. He also serves as a director of Industrial Acoustics Company, Inc.

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

        Based solely on a review of those reports and amendments thereto furnished to the Company during its most recent fiscal year or written representations by Insiders that no Forms 5 were required to be filed, the Company believes that during the fiscal year ended December 31, 2001 all Section 16(a) filing requirements applicable to the Company's Insiders were satisfied.

REPORT OF THE AUDIT COMMITTEE FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

        The Audit Committee of Sterling reviews the Company's financial reporting process on behalf of the Board of Directors. The Committee operates under a written Charter adopted by the Board in June 2000. Management has the primary responsibility for the financial statements and the reporting process. The Company's independent auditors are responsible for expressing an opinion on the conformity of the Company's financial statements with generally accepted accounting principles and whether the Company's financial statements present fairly, in all material respects, the financial position and results of operations of the Company.

        In this context, the Audit Committee has reviewed and discussed with management and the independent auditors the audited financial statements. The Audit Committee has discussed with the independent auditors the matters required to be discussed by Statement on Accounting Standards No. 61 ("Communication with Audit Committees"). In addition, the Audit Committee has received from the independent auditors the written disclosures required by Independence Standards Board No. 1 ("Independence Discussions with Audit Committees") and discussed with them their independence from the Company and its management.

        In September 2001, the Company elected to change its independent auditors to Grant Thornton LLP.

        The following table sets forth the aggregate fees, both billed and unbilled to the Company for the year ended December 31, 2001 by its current independent auditors, Grant Thornton LLP:

Grant Thornton LLP
Audit fees                                                             $55,000
Financial information system design and implementation                      --
All other fees                                                              --

        In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors, and the Board has approved that the audited financial statements be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION.

        This item contains information about compensation, stock options grants and employment arrangements and other information concerning certain of the executive officers and the directors of the Company.

SUMMARY COMPENSATION TABLE

        The following table sets forth the compensation the Company paid or accrued for services rendered in the Company's 2001, 2000 and 1999 fiscal years by the Chief Executive Officer and the other executive officers of the Company whose compensation exceeded $100,000 in fiscal 2001 and who were serving at the end of the 2001 fiscal year.

                                                         Annual Compensation                   Long-term Compensation Awards
                                              ------------------------------------------    ------------------------------------
Name and  Principal                                                         Other Annual       Securities             All other
Position                             Year       Salary          Bonus      Compensation*    Underlying Options**    Compensation
--------                             ----     ----------     ----------    -------------    --------------------    ------------
Bernard H. Frank(1) ......           2001     $   49,075     $   20,833         --                   --               $   11,590(2)
Chairman & Chief                     2000     $   50,242     $   25,000         --                   --               $   13,908
Executive Officer                    1999     $  110,434     $   25,000         --                7,750               $   13,908



Terrance W. Allan ........           2001     $  124,385     $   40,771         --                   --                       --
President                            2000     $  132,072     $   60,515         --                   --                       --
                                     1999     $  115,885     $   15,000         --                9,750                       --


----------

* Excludes perquisites and other personal benefits if the aggregate amount of such items of compensation was less than the lesser of either $50,000 or 10% of the total annual salary and bonus of the named executive officer.

** These options relate to shares of Sterling Construction Company, Inc. ("Sterling"), not the Company.

(1) All the above officers are compensated only by the Company except with respect to stock options.

(2) This amount consists of $6,504, $5,508 and $1,896 that Mr. Frank receives annually under three substantially identical agreements amended in 1987 in consideration of the waiver by Mr. Frank of his bankruptcy claims for annuity rights in the Company's predecessor's bankruptcy. For the ten months ended December 31, 2001, Mr. Frank was paid $11,590.

COMPENSATION AGREEMENTS

         Mr. Frank. In fiscal 1997, in light of the Company's financial performance, Mr. Frank voluntarily reduced his annual salary by 50%. In February 1998, Mr. Frank's annual base salary was set by agreement at $50,000; he was granted participation in a deferred compensation program commencing March 1, 1998 providing for the payment to him of $5,000 per month for twenty-four months to compensate him for the portion of his salary previously foregone by him; and commencing March 1, 1998, Mr. Frank was made eligible to participate in a bonus program pursuant to which the Compensation Committee of the Board of Directors in its discretion and after reviewing the Company's performance and cash position may grant to him on a quarterly basis a bonus not to exceed $25,000 in the aggregate in any one fiscal year. In fiscal 2001, Mr. Frank was paid $6,250 in respect of this bonus plan. After a significant customer filed for bankruptcy in August 2001, Mr. Frank voluntarily deferred payment of all of his annual base salary. Such deferral has been reflected as an accrued liability of the Company, and Mr. Frank began receiving his regular salary in January 2002.

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

         Mr. Allan. The Company has an employment agreement with Mr. Allan (sometimes hereinafter referred to as the "executive") which commenced May 1, 2000 that provides for a base salary of $133,000 with annual salary increases. Payment of the increase due in September 2001 and part of his regular salary was voluntarily deferred by Mr. Allan in light of the Chapter 11 filing of Ames, one of the Company's largest customers. The deferral has been reflected as an accrued liability of the Company. In January 2002, Mr. Allan began receiving his entire regular salary, but the increase due him in September 2001 has not been paid. The agreement provides for the payment of an annual management bonus based upon the defined profits of the Company's operating division. The aggregate amount of such management bonus payable each year to the executive and to all other executives is not to exceed 8% of such defined profits and the allocation thereof is made by the Compensation Committee of the Company based on recommendations of Mr. Frank as Chief Executive Officer. Mr. Allan is also entitled to an executive bonus calculated as a percentage of defined annual profits of the Company that exceed $2,000,000. The initial term of the agreement expires on September 30, 2003, and may be extended on a year-to-year basis.

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

         The agreement also provides for certain termination rights in the event of a change in control of the Company. Change in control is defined to include certain changes in the make-up of the Company's board of directors or a sale of the Company's assets or business. The executive has the right to terminate his employment within six months following a change in control and be paid his base salary for a period of up to 24 months following such termination. In the event of any termination other than for cause, or voluntary resignation in the absence of a change in control, the executive's options become fully exercisable for a period of one-year following termination. If a change in control had occurred on December 31, 2001, and if Mr. Allan had exercised his rights of termination, payments by the Company would have been approximately $180,000 in the aggregate.

STOCK OPTION GRANTS.

         During fiscal 2001 no option grants relating to the Company's shares were made to any of the named executives officers. In August 1999, 9,750 and 7,750 options for shares of Sterling stock were granted to Messrs. Allan and Frank, respectively. These options vest over a four-year period, with one-quarter of the total immediately exercisable.

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         During fiscal 2001, no options were exercised by any of the named executive officers.

         The following table sets forth certain information at December 31, 2001, the Company's fiscal year end, based upon (i) the average of the bid and ask price per share of the Company's common stock ($0.02) on that date, and (ii) the closing price per share of Sterling's common stock, ($1.68) on that date, as they relate to stock options held at that date by each of the individuals named in the Summary Compensation Table. The "value" of unexercised in-the-money options is the difference between the market value of the common stock subject to the options at December 31, 2001 and the exercise (purchase) price of the option shares.

                                                Number of Securities                 Value of Unexercised
                                               Underlying Unexercised                In-The-Money Options
                                             Options at Fiscal Year End               at Fiscal Year End
                                           Exercisable      Unexercisable       Exercisable       Unexercisable
                                           -----------      -------------       -----------       -------------
THE COMPANY'S COMMON STOCK
Bernard H. Frank                              23,141              --                --                 --
Terrance W. Allan                              9,257              --                --                 --

STERLING COMMON STOCK
Bernard H. Frank                              72,202            3,875             $12,553            $1,317
Terrance W. Allan                             36,644            2,437             $11,423            $1,658

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

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

CHIEF EXECUTIVE OFFICER'S AND OTHER EXECUTIVE OFFICER'S COMPENSATION

         Messrs. Frank and Allan are compensated under a written employment agreement. These agreements are reviewed by Sterling's Compensation Committee and approved by the Company's Compensation Committee with Mr. Frank abstaining from voting on his own agreement.

MESSRS. FRANK AND ALLAN

         Salary. Both executives are long-term employees of the Company and its predecessor, and Mr. Frank is a founder of the original business. Accordingly, the salary of each executive was based on the level of his prior salary and the subjective judgement of the members of the Committee as to the value of the executive's past contribution and potential future contribution to the profitability of the business.

         Bonuses. Bonus is paid pursuant to the terms of each executive officer's employment agreement described above under the heading "Compensation Agreements."

         Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code (enacted in 1993) generally disallows a tax deduction to public companies for compensation over $1 million paid to its chief executive officer and its four other most highly compensated executives. The Company's compensation payable to any one executive officer (including potential income from outstanding stock options) is currently and for the foreseeable future unlikely to reach that threshold. In addition, because of the significant net operating loss carry-forwards of the Company, the tax deductibility of compensation payments is not currently an issue. However, should circumstances change, the Compensation Committee will study the matter and make recommendations to the Board of Directors.

The Compensation Committee:         Robert M. Davies
                                    Bernard H. Frank

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Mr. Frank is a director, executive officer and employee of the Company. Mr. Davies also serves as a director of Sterling.

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

                                   ----------

PERFORMANCE GRAPH

         The following graph assumes an investment of $100 on December 31, 1996 and compares annual changes thereafter in the market price of the Company's Common Stock with (i) the Dow Jones Global US Market Index (a broad market index), and (ii) the Dow Jones Retailers - Other Specialty Index, a group of companies whose marketing strategy is focused on a limited product line, such as automotive parts. Both indices are published in the Wall Street Journal. Sterling owns 100% of the preferred stock of the Company and 10% of the outstanding common stock, thus Sterling retains most of the value of SCPI.

                                    [GRAPH]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT.

         The following tables set forth certain information regarding beneficial ownership of the Common Stock at March 1, 2002. Except as otherwise indicated in the footnotes, the Company believes that the beneficial owners of the Common Stock listed in this Item 12, based on information furnished by such owners, have sole investment and voting power with respect to the shares of Common Stock shown as beneficially owned by them.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS

         This table sets forth certain information regarding beneficial ownership of the Common Stock by each person known by the Company to own beneficially more than 5% of the outstanding Common Stock.

Name and Address                                         Number of Shares of            Percentage of
of Beneficial Owner                                   Series A Preferred Stock              Class
-------------------                                   ------------------------          -------------

Sterling Construction Company, Inc.                          1,938,526                       100%
2751 Centerville Road, Suite 3131
Wilmington, Delaware 19808

Name and Address                                      Number of Shares of               Percentage of
of Beneficial Owner                                      Common Stock                       Class
-------------------                                   -------------------               -------------

Sterling Construction Company, Inc.                            286,955                      10.0%
2751 Centerville Road, Suite 3131
Wilmington, Delaware 19808

SECURITY OWNERSHIP OF MANAGEMENT

         This table sets forth information regarding beneficial ownership of the Company's Common Stock (including Common Stock issuable upon exercise of outstanding options) by each director, each executive officer named in the "Summary Compensation Table" in Item 11, above, and by all directors and executive officers of the Company as a group. The directors and officers of the Company have furnished the information themselves. No director or officer owns any shares of Preferred Stock of the Company.

                                          Number of Shares of    Percentage of
Name                                          Common Stock           Class
----                                      -------------------    -------------
Maarten D. Hemsley .....................      113,419(1)            3.4%
Bernard H. Frank .......................       23,141(1)              *
Terrance W. Allan ......................        9,257(1)              *
John D. Abernathy ......................           --                --
Robert M. Davies .......................           --                --

All directors and executive officers
as a group, 5 persons ..................      145,817(1)            4.4%

*        Less than 1%

(1) These shares are purchasable under outstanding stock options, exercisable at $0.625 per share, which expired January 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Reference is made to "Compensation of Directors" and "Compensation Committee Interlocks and Insider Participation" in Item 11, above.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of this report.

     1.  Financial Statements:

         Independent Auditors' Reports

         Consolidated Balance Sheets: December 31, 2001 and February 28, 2001

         Consolidated Statements of Operations for the fiscal periods ended
              December 31, 2001, February 28, 2001, and February 29, 2000

         Consolidated Statements of Stockholders' Deficiency for the fiscal periods ended December 31, 2001, February 28, 2001, and February 29, 2000

         Consolidated Statements of Cash Flows for the fiscal periods ended
              December 31, 2001, February 28, 2001, and February 29, 2000

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

    10.9          Lease agreement by and between SPEDD, Inc. and Steel City
                  Products, Inc. dated November 21. 2000. (filed as exhibit 10.9 to the Company's Form 10-K for the year ended February 28,
                  2001)

   10.10          Employment Agreement with Terrance W. Allan dated as of May 1,
                  2000. (filed as exhibit 10.10 to the Company's Form 10-K for the year ended February 28, 2001)

   10.11          Revolving Credit Agreement dated July 13, 2001 between
                  National City Bank of Pennsylvania and Steel City Products,
                  Inc. (filed as exhibit 10.1 to the Company's Form 10-Q for the quarter ended May 31, 2001)

   10.12          Amendment to the Revolving Credit Agreement dated September
                  12, 2001 between National City Bank of Pennsylvania and Steel
                  City Products, Inc. (filed as exhibit 10.1 to the Company's
                  Form 10-Q for the quarter ended August 31, 2001)

  *10.13          Second Amendment to the Revolving Credit Agreement between
                  National City Bank of Pennsylvania and Steel City Products,
                  Inc. dated December 12, 2001.

      21          Subsidiaries at December 31, 2001:
                      Oakhurst Holdings, Incorporated - Delaware


----------

#        Management contract or compensatory plan or arrangement.

*        Filed herewith


(b)  Reports on Form 8-K:

         8-K dated November 1, 2001 reporting change in fiscal year end

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Steel City Products, Inc.:


We have audited the accompanying consolidated balance sheet of Steel City Products, Inc. and subsidiary as of December 31, 2001, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the ten months then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steel City Products, Inc. and subsidiary as of December 31, 2001 and the results of their operations and their cash flows for the ten months then ended in conformity with accounting principles generally accepted in the United States of America.

We also audited Schedule II for the ten months ended December 31, 2001. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information therein.



/s/ Grant Thornton LLP

Southfield, Michigan
February 1, 2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Steel City Products, Inc.:


We have audited the accompanying consolidated balance sheet of Steel City Products, Inc. and subsidiary as of February 28, 2001 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years ended February 28, 2001 and February 29, 2000. Our audits also included the consolidated financial statement schedule listed at Item 14(a)(2) for the years ended February 28, 2001 and February 29, 2000. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Steel City Products, Inc. and subsidiary as of February 28, 2001 and the results of their operations and their cash flows for the years ended February 28, 2001 and February 29, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule for the years ended February 28, 2001 and February 29, 2000, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.



/s/ Deloitte and Touche LLP

Pittsburgh, Pennsylvania
July 6, 2001

                            STEEL CITY PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                  December 31,   February 28,
                                                                                      2001           2001
                                                                                  ------------   ------------

                                      ASSETS
Current assets:
     Cash ......................................................................   $      263    $       83
     Trade accounts receivable, less allowance of $588 and $191, respectively ..        1,963         2,591
     Inventories ...............................................................        3,533         4,151
     Deferred tax asset ........................................................          170            --
     Other .....................................................................           91            66
                                                                                   ----------    ----------
               Total current assets ............................................        6,020         6,891

Property and equipment, at cost ................................................        1,315         1,286
     Less accumulated depreciation .............................................         (988)         (901)
                                                                                   ----------    ----------
                                                                                          327           385
Deferred tax asset, long term ..................................................          630            --
Other assets ...................................................................          157           162
                                                                                   ----------    ----------
                                                                                   $    7,134    $    7,438
                                                                                   ==========    ==========

                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
     Accounts payable ..........................................................   $    4,323    $    4,389
     Accrued compensation ......................................................          324           356
     Current maturities of long-term obligations................................           83            77
     Other .....................................................................          130           108
                                                                                   ----------    ----------
               Total current liabilities .......................................        4,860         4,930

Long-term obligations:
     Long-term debt ............................................................        2,535         3,464
     Long-term debt, due to parent .............................................          500            --
     Other long-term obligations ...............................................          100           169
                                                                                   ----------    ----------
                                                                                        3,135         3,633

Commitments and contingencies ..................................................           --            --

Stockholders' deficiency:
     Preferred stock, par value $0.01 per share; authorized 5,000,000 shares,
           issued 1,938,526 shares; liquidation preference $10,135 .............           19            19
     Common stock, par value $0.01 per share; authorized 5,000,000 shares,
          issued 3,238,061 shares ..............................................           32            32
     Additional paid-in capital ................................................       43,824        43,824
     Deficit ...................................................................      (35,422)      (36,016)
     Advances to Sterling Construction Company, Inc. (See Note 3) ..............       (9,313)       (8,983)
     Treasury stock, at cost, 207 common shares.................................           (1)           (1)
                                                                                   ----------    ----------
               Total stockholders' deficiency ..................................         (861)       (1,125)
                                                                                   ----------    ----------
                                                                                   $    7,134    $    7,438
                                                                                   ==========    ==========

    The accompanying notes are an integral part of these financial statements

                            STEEL CITY PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                          Fiscal Year    Fiscal Year     Fiscal Year
                                                                             Ended          Ended           Ended
                                                                         December 31,    February 28,    February 29
                                                                             2001            2001            2000
                                                                         ------------    ------------    ------------
                                                                          (ten months)

Sales ................................................................   $     17,467    $     20,694    $     20,142
Other income .........................................................            379             864             711
                                                                         ------------    ------------    ------------
                                                                               17,846          21,558          20,853
                                                                         ------------    ------------    ------------

Cost of goods sold, including occupancy and buying expenses ..........         14,129          16,538          16,255
Operating, selling and administrative expenses .......................          3,151           3,976           3,859
Provision for doubtful accounts ......................................            483              30              57
Interest expense .....................................................            275             433             349
                                                                         ------------    ------------    ------------
                                                                               18,038          20,977          20,520
                                                                         ------------    ------------    ------------
Income (loss) before undistributed earnings of affiliate
    and income taxes .................................................           (192)            581             333

Current income tax (expense) .........................................            (14)            (27)            (10)

Deferred income tax benefit ..........................................            800              --              --
                                                                         ------------    ------------    ------------
     Total tax benefit (expense) .....................................            786             (27)            (10)
                                                                         ------------    ------------    ------------

Net income ...........................................................            594             554             323

Effect of Series A Preferred Stock dividends .........................           (850)         (1,014)         (1,014)
                                                                         ------------    ------------    ------------

Net loss attributable to common stockholders .........................   $       (256)   $       (460)   $       (691)
                                                                         ============    ============    ============

Basic and diluted net loss per share:
     Net loss attributable to common stockholders after
          preferred stock dividends ..................................   $      (0.08)   $      (0.14)   $      (0.21)
                                                                         ============    ============    ============

Weighted average number of shares outstanding used in
     computing per share amounts .....................................      3,238,061       3,238,061       3,238,061
                                                                         ============    ============    ============



    The accompanying notes are an integral part of these financial statements

                            STEEL CITY PRODUCTS, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                             (DOLLARS IN THOUSANDS)


                                                                                            Advances
                                                                                               to
                                                                                            Sterling
                                                                 Additional               Construction
                                        Preferred     Common      Paid-In      Retained      Company,      Treasury
                                          stock       stock       Capital       Deficit        Inc.          stock         Totals
                                       ----------   ----------   ----------   ----------  -------------    ----------    ----------
BALANCE AT FEBRUARY 28, 1999 .......   $       19   $       32   $   43,824   $  (36,893)   $   (7,807)   $       (1)   $     (826)
Change in advances to Sterling
Construction Company, Inc. .........                                                              (523)                       (523)
Net income .........................           --           --           --          323            --            --           323
                                       ----------   ----------   ----------   ----------    ----------    ----------    ----------
BALANCE AT FEBRUARY 29, 2000 .......           19           32       43,824      (36,570)       (8,330)           (1)       (1,026)

Change in advances to Sterling
Construction Company, Inc. .........                                                              (653)                       (653)
Net income .........................           --           --           --          554            --            --           554
                                       ----------   ----------   ----------   ----------    ----------    ----------    ----------
BALANCE AT FEBRUARY 28, 2001 .......           19           32       43,824      (36,016)       (8,983)           (1)       (1,125)

Change in advances to Sterling
Construction Company, Inc. .........                                                              (330)                       (330)
Net income .........................           --           --           --          594            --            --           594
                                       ----------   ----------   ----------   ----------    ----------    ----------    ----------
BALANCE AT DECEMBER 31, 2001 .......   $       19   $       32   $   43,824   $  (35,422)   $   (9,313)   $       (1)   $     (861)
                                       ==========   ==========   ==========   ==========    ==========    ==========    ==========

    The accompanying notes are an integral part of these financial statements

                            STEEL CITY PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                               Fiscal Year   Fiscal Year
                                                                  Ended        Ended          Fiscal Year
                                                               December 31,  February 28,       Ended
                                                                   2001         2001       February 29, 2000
                                                               ------------  ------------  -----------------
                                                               (ten months)

Cash flows from operating activities:
      Net income ...........................................   $      594    $      554     $      323
      Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization .....................          120           144            176
         Bad debt expense ..................................          483            --             --
         Deferred tax benefit ..............................         (800)           --             --
         Other .............................................           --          (164)            (5)
      Other changes in operating assets and liabilities:
         Accounts receivable ...............................          145          (113)          (305)
         Inventories .......................................          618           644           (848)
         Accounts payable ..................................          (66)         (480)           934
         Other .............................................           24            (5)            63
                                                               ----------    ----------     ----------

Net cash provided by operating activities ..................        1,118           580            338
                                                               ----------    ----------     ----------

Cash flows from investing activities:
      Additions to property and equipment ..................          (29)          (55)           (69)
                                                               ----------    ----------     ----------

Cash flows from financing activities:
      Net borrowings/(repayments) under revolving
      credit agreement .....................................         (929)          292            386
      Net increase in advances to Sterling Construction
      Company, Inc. ........................................         (330)         (653)          (523)
      Proceeds from related-party long-term
      borrowings ...........................................          500            --             --
      Principal payments on long-term obligations ..........          (63)          (68)           (67)
      Deferred loan costs ..................................          (87)          (20)           (60)
                                                               ----------    ----------     ----------
Net cash used in financing activities ......................         (909)         (449)          (264)
                                                               ----------    ----------     ----------

Net increase in cash .......................................          180            76              5
Cash at beginning of year ..................................           83             7              2
                                                               ----------    ----------     ----------
Cash at end of year ........................................   $      263    $       83     $        7
                                                               ==========    ==========     ==========

Supplemental disclosures of cash flow information:
      Cash paid during the year for:
      Interest .............................................   $      284    $      452     $      343
                                                               ==========    ==========     ==========
      Income taxes, net of refunds received ................   $       13    $        1     $        1
                                                               ==========    ==========     ==========

Supplemental disclosure of non-cash financing activities:
      Capital lease obligations for new equipment ..........   $       --    $       71     $       --
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

Business Activities:

         Steel City Products, Inc. ("SCPI" or "the Company") is a wholesale distributor primarily of automotive accessories, operating under the trade name Steel City Products, selling mainly to supermarket retailers, drug stores, discount retail chains, hardware and automotive specialty stores, based principally in the Northeastern United States. In fiscal 1997, SCPI also began distributing non-food pet supplies, primarily to supermarket retailers and in fiscal 2000, expanded its distribution business to include lawn and garden products. SCPI is a majority-owned subsidiary of Sterling Construction Company, Inc., ("Sterling") (see Note 2).

Use of Estimates:

         The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates included in the Company's financial statements include the allowance for doubtful accounts and estimates for the use of the Company's net operating loss carryforwards. Actual results could differ from those estimates.

Fiscal Year:

         Historically, the Company's fiscal year ended on the last day of February. In November 2001, the Company's directors approved a change in its fiscal year end to December 31. The period ended December 31, 2001 is referred to as fiscal 2001, the twelve months ended February 28, 2001 is referred to as fiscal 2000, the twelve months ended February 29, 2000 is referred to as fiscal 1999 and the twelve months ended February 28, 1998 is referred to as fiscal 1997.

Concentration of Credit Risk:

         Financial instruments, such as accounts receivable, potentially subject the Company to credit risk. The Company performs ongoing credit evaluations of its customers' financial condition, and maintains a provision for potential credit losses based upon expected collectibility of all accounts receivable. At December 31, 2001 four customers carried accounts receivable balances in excess of 10% of total accounts receivable, aggregating 75% of total accounts receivable. At February 28, 2001, three customers carried accounts receivable balances in excess of 10% of total accounts receivable, which aggregated 37% of total accounts receivable.

Inventories:

         Inventories are valued at the lower of cost, as determined by the first-in first-out (FIFO) method, or market.

Property and Equipment:

         Depreciation and amortization are computed using the straight-line method. Estimated useful lives used for computing depreciation and amortization are: leasehold improvements, 10 years; and office furniture, warehouse equipment and vehicles, 3-10 years. Depreciation expense was approximately $88,000 for the fiscal year ended December 31, 2001 and $118,000 and $109,000 in fiscal 2000 and 1999, respectively.

Other Assets:

         Other assets include goodwill associated with the acquisition of Steel City Products, which is being amortized on a straight-line basis over a 40-year period, beginning in 1982. The unamortized carrying value at December 31, 2001 and February 28, 2001 is approximately $129,000 and $135,000, respectively. Accumulated amortization at December 31, 2001 and February 28, 2001 is approximately $127,000 and $121,000, respectively.

         SCPI periodically evaluates its long-lived assets to assess whether the carrying values have been impaired, using the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". No write-downs due to impairment were recorded in fiscal 2001, 2000 or 1999.

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

         Revenues are recognized when all of the following criteria are met:

                  - There is persuasive evidence that an arrangement exists

                  -        Shipment has occurred

                  - The sales price to the buyer is fixed and determinable, and

                  -        Collectibility is reasonably assured.

         The Company provides appropriate provisions for uncollectible accounts and credit for returns.

Shipping and Handling:

         Shipping costs are included as cost of goods sold.

         Expenses incurred for handling goods in preparation for shipment to customers totaled $658,000, $815,000 and $790,000 during fiscal 2001, 2000 and 1999, respectively. These expenses are primarily related to warehouse personnel and are presented in the financial statements as part of operating, selling and administrative expenses.

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

         SCPI is included in the consolidated federal income tax return of Sterling. For financial reporting purposes, income taxes are calculated on a stand-alone basis.

Earnings Per Share:

         Basic earnings or loss per share is computed by dividing the net earnings or net loss attributable to common stockholders by the weighted average number of common shares outstanding during the year. Loss per share amounts do not include shares of common stock issuable upon the exercise of stock options since that would have an antidilutive effect and reduce net loss per share. At December 31, 2001, February 28, 2001 and February 29, 2000, there were options to purchase 126,198 shares of common stock outstanding. These options expired in January 2002.

Stock Based Compensation:

         The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

Change in Method of Accounting:

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

New Accounting Pronouncements:

         During June 2001, the Financial Accounting Standards Board issued two new accounting standards, Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangibles".

         SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations initiated prior to July 2001. SFAS No. 142, which becomes effective March 1, 2002, discontinues the requirement for amortization of goodwill and indefinite-lived intangible assets, and instead requires an annual review of the impairment of those assets. Impairment is to be examined more frequently if certain indicators appear. Intangible assets with a determinable life will continue to be amortized. The Company is currently evaluating the impact the adoption of these statements will have on its financial statements.

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. The Company does not expect this pronouncement to have an impact on its consolidated financial statements.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses implementation issues related to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This standard is effective for fiscal years beginning after December 31, 2001. The Company does not expect this pronouncement to have an impact on its consolidated financial statements.

2. CORPORATE REORGANIZATION

         In accordance with a merger transaction in 1991, SCPI issued to Sterling shares of its common stock and Series A Preferred Stock so that the aggregate fair market value of such stock owned by Sterling totaled approximately 90% of the aggregate fair market value of SCPI. Sterling controls approximately 90% of the outstanding voting power of SCPI and receives substantially all of the benefit of operations through dividends on the preferred stock.

         The Series A Preferred Stock carries a dividend rate of $0.5228 per share and has a redemption price and liquidation preference of $5.2282 per share plus any accumulated dividends in arrears. Through December 31, 2001, dividends of approximately $10.5 million have accumulated since the effective date of the merger; of this amount, approximately $3.6 million has been declared by SCPI's Board of Directors and paid. Approximately $7.0 million of undeclared dividends in arrears were outstanding at December 31, 2001. The Series A Preferred Stock has voting rights that are ten times greater than the common stock voting rights.

3. ADVANCES TO STERLING CONSTRUCTION COMPANY, INC.

         SCPI participates in a cash concentration system with Sterling. Available cash that has been transferred to Sterling has been reflected as an addition to the advances to Sterling. Advances to Sterling bear interest at a rate sufficient to reimburse the Company for interest paid on its revolving line of credit. Interest recorded for the periods ended December 31, 2001, February 28, 2001 and February 29, 2000 was $256,000, $415,000 and $329,000,
respectively.

         Advances made to Sterling of $9.3 million and $9.0 million as of December 31, 2001 and February 28, 2001, respectively, are classified as a component of stockholders' deficiency.

4. PROPERTY AND EQUIPMENT

         Property and equipment are summarized as follows (in thousands):

                                                                                     December 31, 2001      February 28, 2001
                                                                                     -----------------      -----------------
Leasehold improvements ............................................................      $    359               $    337
Office furniture, warehouse equipment and vehicles ................................           956                    949
                                                                                         --------               --------
                                                                                            1,315                  1,286
Less accumulated depreciation .....................................................          (988)                  (901)
                                                                                         --------               --------
                                                                                         $    327               $    385
                                                                                         ========               ========

         Warehouse equipment financed under capital leases amounted to $232,500 and $253,900 for fiscal 2001 and fiscal 2000, respectively. Accumulated depreciation related to such equipment was $158,985 and $138,376 at December 31, 2001 and February 28, 2001, respectively.

5.  LONG-TERM OBLIGATIONS

   Long-term obligations consist of the following (in thousands):

                                                                                     December 31, 2001      February 28, 2001
                                                                                     -----------------      -----------------

Revolving Credit Agreement due in May 2003 .........................................      $  2,535              $  3,464
Subordinated promissory note due December 2004 .....................................           500                    --
Capital lease obligations for computer and warehouse equipment, due
monthly through December 2005 ......................................................           123                   160
Subordinated loan for leasehold improvements, due monthly through October
2003 ...............................................................................            39                    55
Other ..............................................................................            21                    31
                                                                                          --------              --------
                                                                                             3,218                 3,710
Less current portion ...............................................................            83                    77
                                                                                          --------              --------
                                                                                          $  3,135              $  3,633
                                                                                          ========              ========


         In December 2001, in conjunction with the December 2001 amendment to the SCPI Revolver and to improve the Company's working capital position through the purchase of additional inventory, Sterling advanced $500,000 under a subordinated promissory note (the "Subordinated Sterling Note"). The Subordinated Sterling Note matures in a single installment in December 2004, and bears interest at 12% per annum, payable monthly.

         In July 2001, the Company replaced its existing line of credit with financing from an institutional lender (the "Revolver"). The Revolver was for a term of two years in the amount of $4.5 million, subject to a borrowing base. The Revolver initially carried an interest rate equal to prime plus 1%. Due to concerns stemming from the bankruptcy filing of Ames in August 2001, the Revolver was amended to shorten the term of the line and increase the interest rate to the prime rate plus 1.5%. Upon satisfaction to the lender of SCPI's ability to obtain new customers and maintain sales and profitability levels, the Revolver was again amended in December 2001 to provide for a line of $5.0 million, subject to a borrowing base, and to extend the term to May 31, 2003. At December 31, 2001, the outstanding balance on the Revolver was $2.5 million. The rate of interest on the New Revolver at December 31, 2001 was the prime rate plus 1.5% (effective rate of 6.25%). The Revolver is secured by the assets of SCPI and is subject to the maintenance of certain financial covenants. At December 31, 2001, the Company was in compliance with its financial covenants.

         At December 31, 2001, the borrowing base under the Revolver was approximately $2.6 million. During fiscal 2001, the borrowing base ranged from $3.1 million to $5.3 million, and averaged approximately $3.8 million.

         In October 1998, SCPI obtained a loan from the Redevelopment Authority of the City of McKeesport (the "Subordinated Loan"). The Subordinated Loan, which is subordinated to the Revolver, was in the amount of $98,000, bears interest at the rate of 5% per annum and is being repaid in monthly installments through October 2003.

         Long-term obligations mature during each fiscal year as follows (in thousands):

Fiscal
------
2002 ...................................   $     83
2003 ...................................      2,606
2004 ...................................        515
2005 ...................................         14
                                           --------
Total ..................................   $  3,218
                                           ========

6. FINANCIAL INSTRUMENTS

         The carrying value of the Company's financial instruments, which include accounts receivable, accounts payable, the Revolver, the Subordinated Sterling Note, capital lease obligations and the Subordinated Loan approximate their fair value at December 31, 2001 and February 28, 2001.

7. INCOME TAXES AND DEFERRED TAX ASSET

         At December 31, 2001, SCPI and Sterling had aggregate net operating tax loss carry-forwards (the "Tax Benefits") of approximately $161 million, which expire in the years 2002 through 2021, which will shelter most of SCPI's income from federal income taxes. A change in control of SCPI or Sterling exceeding 50% in any three-year period may lead to the loss of the majority of the Tax Benefits. In order to reduce the likelihood of such a change of control occurring, SCPI's and Sterling's Certificates of Incorporation include restrictions on the registration of transfers of stock resulting in, or increasing, individual holdings exceeding 4.5% of each company's common stock.

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

         If future profit levels exceed current expectations, and economic or business changes warrant upward revisions in the estimate of the realizable value of net operating tax loss carry-forwards, the consequent reduction in the valuation allowance would result in a corresponding deferred tax benefit in future results of operations to the extent of the net cumulative aggregate charges of $2.5 million to deferred tax expense through fiscal 2001, and any benefit in excess of such charge would be reflected as an addition to paid-in capital. The accounting treatment to increase paid-in capital results from SCPI's quasi-reorganization accounting in fiscal 1990.

         In December 2001, management determined that it was more likely than not that the Company will continue to operate profitably. Previously, the consolidated group that includes SCPI and Sterling was not profitable and therefore the ability to utilize the net operating loss carryforwards was restricted. It is expected that the consolidated tax return of the group will show taxable income in excess of SCPI's. Therefore, management determined that the future operations of SCPI warranted a decrease in the valuation allowance to the extent that SCPI recorded a net deferred tax asset of $800,000 in the interim period ended December 31, 2001.

         Income tax expense consists of the following (in thousands):

                                                                       Fiscal Year Ended
                                                 December 31, 2001      February 28, 2001    February 29, 2000
                                                 -----------------      -----------------    -----------------
Current tax expense                                  $     14                $    225               $     96
Increase in deferred tax asset                           (800)
Current tax benefit from utilization of net
operating tax loss carry-forwards                          --                    (198)                   (86)
                                                     --------                --------               --------
Income tax (benefit) expense                         $   (786)               $     27               $     10
                                                     ========                ========               ========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and February 28, 2001 are as follows (in thousands):

                                                         December 31, 2001     February 28, 2001
                                                         -----------------     -----------------

             Deferred tax assets:
                  Compensation                               $       50           $       34
                  Allowance for doubtful accounts                   200                   65
                  Other                                              37                   28
                  Net operating loss carryforward*               46,240               50,660
                                                             ----------           ----------
             Total deferred tax assets                       $   46,527           $   50,787
             Deferred tax asset valuation allowance             (45,727)             (50,787)
                                                             ----------           ----------
             Total net deferred tax asset                    $      800           $       --
                                                             ==========           ==========


* Represents net operating loss carryforwards prior to 1991 at the federal statutory rate. Because tax returns are filed on a consolidated basis with Sterling, management has not attempted to distinguish net operating loss carryforwards attributable only to the Company since 1991.

         The income tax provision differs from the amount computed using the statutory federal income tax rate of 34% applied to net income before taxes for the following reasons (in thousands):

                                                                        Fiscal Year Ended
                                                            December 31,    February 28,    February 29,
                                                                2001            2001            2000
                                                            ------------    ------------    ------------

Tax (benefit) expense based on the U.S. federal
statutory rate                                                 $  (65)         $  198          $  113
State income tax expense net of refunds and federal
benefit                                                            14              22               7
Decrease in deferred tax asset valuation allowance               (732)           (198)            (86)
Other                                                              (3)              5             (24)
                                                               ------          ------          ------
Income tax (benefit) expense                                   $ (786)         $   27          $   10
                                                               ======          ======          ======

         SCPI's and Sterling's aggregate net operating tax loss carry-forwards for federal income tax purposes at December 31, 2001 expire as follows (in thousands):

        December
        --------
          2002         $   52,000
          2003             22,000
          2004             49,000
          2005             13,000
          2010              1,000
          2011              2,000
          2012              3,000
       Thereafter          19,000
                       ----------
                       $  161,000
                       ==========

8. STOCK OPTIONS

          In fiscal 1992, the Board of Directors granted options to purchase 215,987 shares of common stock to key employees and to members of the Board of Directors. The exercise price of the options, which was equal to the market value of the stock at the date of the grant, is $0.625. In fiscal 1996, 89,789 options expired. As of December 31, 2001, no options had been exercised; all options are fully vested and will remain exercisable through January 2002. Stock options outstanding at December 31, 2001 and February 28, 2001 were 126,198.

9. EMPLOYEE PENSION PLAN

         Steel City Products, together with Sterling, maintains a profit-sharing plan ("the Plan") covering substantially all of its employees, whereby employees may contribute a percentage of compensation, limited to maximum allowed amounts under the Internal Revenue Code. The Plan provides for discretionary employer contributions, the level of which, if any, is to be determined annually by each company's Board of Directors. There were no discretionary contributions made by the Company for the fiscal years ended December 31, 2001, February 28, 2001 or February 29, 2000.

10. OPERATING LEASE

         In December 1997, the Company entered into an operating lease for its McKeesport, PA warehouse with an initial term that expires January 1, 2003, with one five-year renewal option. The lease requires minimum rental payments of $247,000 per annum, and payment by the Company of certain expenses such as liability insurance, maintenance and other operating costs. With the addition of lawn and garden business in fiscal 2000, the Company entered into a lease agreement for additional warehouse and office space in Glassport, PA with an initial term of seven years, expiring December 2007, with one three-year renewal option.

         Minimum annual rentals for all operating leases having initial non-cancelable lease terms in excess of one year are as follows (in thousands):

Fiscal
2002 .............................................   $    386
2003 .............................................        160
2004 .............................................        171
2005 .............................................        182
2006 .............................................        192
Thereafter .......................................        193
                                                     --------
Total future minimum rental payments .............   $  1,284
                                                     ========

         Total rent expense for the fiscal years ended December 31, 2001, February 28, 2001 and February 29, 2000 was approximately $313,000, $268,000 and $247,000, respectively.

11. SEGMENT INFORMATION

         The Company's historical business has been the distribution of automotive related accessories. The distribution of pet supplies was added as a product line in fiscal 1995, and in fiscal 2000 the Company began to distribute lawn and garden products. The Company operates in three operating segments, automotive products, ("Auto"), non-food pet products, ("Pet") and lawn and garden products ("Lawn"). Terrance Allan, SCPI's President and Maarten Hemsley, Chief Financial Officer, review the operating profitability of each segment and its working capital needs to allocate financial resources. The non-food pet operating segment assets and the lawn and garden segment assets consists solely of their inventories.

FISCAL YEAR ENDED 12/31/01 (TEN MONTHS)

Segments                                                          Auto         Pet         Lawn       Corporate        Total
                                                               ----------   ----------   ----------   ----------    ----------
Net sales                                                      $   13,645   $    2,986   $      836                 $   17,467
                                                               ==========   ==========   ==========                 ==========
Operating profit                                               $      (21)  $      471   $      (55)  $     (568)         (173)

Interest income                                                                                              256           256
Interest expense                                                       15                                    260           275
                                                                                                                    ----------
Loss before taxes                                                                                                         (192)
Current income taxes                                                                                                       (14)
Deferred tax benefit                                                                                         800           800
                                                                                                                    ----------
Net income                                                                                                          $      594
                                                                                                                    ==========
Depreciation and amortization                                  $       87                             $       33    $      120
Segment assets                                                 $    5,040   $      461   $      433   $    1,200    $    7,134
Capital expenditures                                           $       29                                           $       29

FISCAL YEAR ENDED 2/28/01

Segments                                                          Auto         Pet         Lawn       Corporate       Total
                                                               ----------   ----------   ----------   ----------    ----------
Net sales                                                      $   17,653   $    2,642   $      399                 $   20,694
                                                               ==========   ==========   ==========                 ==========
Operating profit                                               $      619   $      355   $       44   $     (361)          657
Interest income                                                                                              357           357
Interest expense                                                       17                                    416           433
                                                                                                                    ----------
Income before taxes                                                                                                        581
Income taxes                                                                                                                27
                                                                                                                    ----------
Net income                                                                                                          $      554
                                                                                                                    ==========
Depreciation and amortization                                  $      118                             $       26    $      144
Segment assets                                                 $    6,516   $      307   $      467   $      148    $    7,438
Capital expenditures                                           $      126                                           $      126

FISCAL YEAR ENDED 2/29/00

Segments                                                                       Auto         Pet       Corporate       Total
                                                                            ----------   ----------   ----------    ----------
Net sales                                                                   $   17,871   $    2,271                 $   20,142
                                                                            ==========   ==========                 ==========
Operating profit                                                            $      521   $      321   $     (549)          293
Interest income                                                                                              389           389
Interest expense                                                                                             349           349
                                                                                                                    ----------
Income before taxes                                                                                                        333
Income taxes                                                                                                                10
                                                                                                                    ----------
Net income                                                                                                          $      323
                                                                                                                    ==========
Depreciation and amortization                                               $      109                $       65    $      174
Segment assets                                                              $    7,451   $      306   $      153    $    7,910
Capital expenditures                                                        $       69                              $       69

12. MAJOR CUSTOMERS

         Sales of principally automotive accessories to major customers representing individually more than 10% of sales during any of the latest fiscal years were as follows (in thousands):

                                 Fiscal Year Ended             Fiscal Year Ended           Fiscal Year Ended
                                 December 31, 2001             February 28, 2001           February 29, 2000
                                 -----------------             -----------------           -----------------
                                   (ten months)
                                Sales        % of sales        Sales       % of sales     Sales      % of sales
Ames                           $3,217           18%           $3,746           18%        $3,144          16%
Kroger                         $2,758           16%           $2,057           10%        $2,037          10%
Giant Eagle                    $2,313           13%           $2,055           10%        $1,523           8%
Warehouse Sales                $2,193           13%                *            *              *           *
American Sales                 $1,863           11%                *            *              *           *
*did not represent more than 10% of sales

         In August 2001, Ames Department Stores filed for Chapter 11 protection. SCPI has continued to ship to Ames as debtor-in-possession under strict payment terms. Pre-petition sales to Ames (mostly of automotive products) totaled $1.5 million, of which approximately $686,000 remained unpaid at the time of the Ames bankruptcy filing. Post-petition sales to Ames aggregated $1.7 million, primarily as a result of the addition of sales of pet supplies.

13. RELATED PARTY TRANSACTIONS

         In June 1995, SCPI engaged Oakhurst Management Corporation ("OMC"), a wholly-owned subsidiary of Sterling, to provide certain legal, management, investor relations, accounting, and tax services. SCPI's results for the fiscal years ended 2001, 2000 and 1999 include charges of approximately $398,000, $475,000 and $469,000, respectively, for these services. Management believes that the fees charged by OMC are reasonable for the services provided although objective data regarding fees that would be charged by an unaffiliated entity are not available. Fees are charged to the Company for actual services and expenses rendered.

14. UNAUDITED SELECTED FINANCIAL DATA

         In November 2001, the Company elected to change its fiscal year end to December 31. The following tables present condensed consolidated financial information for the fiscal year ended December 31, 2001, which includes ten months and certain unaudited condensed consolidated financial information for the ten months ended December 31, 2000 (in thousands):

                 Condensed Consolidated Statements of Operations

                                                                                December 31,
                                                               December 31,         2000
                                                                   2001         (ten months)
                                                               (ten months)     (unaudited)
                                                               ------------    ------------
Net sales                                                      $     17,467    $     17,256
Expenses, including interest expense and net of
other income                                                         17,659          16,665
                                                               ------------    ------------
(Loss) income before income taxes                                      (192)   $        591
Current income tax expense                                               14               5
Deferred income tax benefit                                             800              --
                                                               ------------    ------------
Net income                                                              594             585
Series A Preferred dividends                                           (850)           (850)
                                                               ------------    ------------
Net loss attributable to common stockholders                   $       (256)   $       (265)
                                                               ============    ============

Net loss per share attributable to common
stockholders                                                   $      (0.08)   $      (0.08)
Weighted average shares outstanding                               3,238,061       3,238,061

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
    (Dollar amounts in thousands, except per share data)

Fiscal 2001 quarter ended                          May 31       August 31    November 30*  December 31*     Total

Sales                                            $    5,719    $    5,263    $    5,264    $    1,221    $   17,467
Gross profit                                          1,014         1,113           994           217         3,338
Net income                                               25          (204)           37           736           594
Preferred stock dividends                               255           255           255            85           850
Net (loss) income attributable to common
stockholders                                     $     (230)   $     (459)   $     (218)   $      651    $     (256)

Net (loss) income per share
 attributable to common stockholders             $    (0.07)   $    (0.14)   $    (0.07)   $     0.20    $    (0.08)

Fiscal 2000 quarter ended                          May 31       August 31    November 30   February 28      Total

Sales                                            $    5,745    $    5,285    $    4,631    $    5,033    $   20,694
Gross profit                                          1,243         1,047           892           974         4,156
Net income                                              253           299           (15)           17           554
Preferred stock dividends                               253           255           255           251         1,014
Net income/(loss) attributable to common
stockholders                                     $       --    $       44    $     (270)   $     (234)   $     (460)

Net loss per share
 attributable to common stockholders             $       --    $     0.01    $    (0.08)   $    (0.07)   $    (0.14)

* In November 2001, the Board of Directors elected to change the Company's fiscal year end from the last day of February to December 31. There was no separately reported third quarter. Results for December include only one month.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      STEEL CITY PRODUCTS, INC.


Dated: March 21, 2002                 By:   /s/ Bernard H. Frank
                                         --------------------------------------
                                      Bernard H. Frank, Chief Executive Officer
                                      (duly authorized officer)


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

SIGNATURES                                                    TITLES                               DATE
----------                                                    ------                               ----

  /s/   Bernard H. Frank                            Chairman of the Board                    March 21, 2002
---------------------------------------             Chief Executive Officer
Bernard H. Frank                                    Director (principal
                                                    executive officer)

  /s/    Maarten D. Hemsley                         Chief Financial Officer                  March 21, 2002
---------------------------------------             (principal financial and
Maarten D. Hemsley                                  accounting officer)
                                                    Director

  /s/    Terrance W. Allan                          President                                March 21, 2002
---------------------------------------             Director
Terrance W. Allan


  /s/    John D. Abernathy                          Director                                 March 21, 2002
---------------------------------------
John D. Abernathy


  /s/    Robert M. Davies                           Director                                 March 21, 2002
---------------------------------------
Robert M. Davies


  /s/    Joseph P. Harper, Sr.                      Director                                 March 21, 2002
---------------------------------------
Joseph P. Harper, Sr.

                                                                     SCHEDULE II
                            STEEL CITY PRODUCTS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)


       Column A             Column B                             Column C           Column D            Column E
                           Balance at                        Charges to other
                          beginning of    Charged to costs      accounts -         Deductions -      Balance at end
      Description            period         and expenses         describe          describe(A)          of period
Allowance for doubtful accounts deducted from trade
accounts receivable:
Years ended:
December 31, 2001           $  191              483                 --                  86              $  588
February 28, 2001           $  230               30                 --                  69              $  191
February 29, 2000           $  244               51                 --                  65              $  230

(A)  Amounts were deemed uncollectible

                               INDEX TO EXHIBITS

Exhibit No.       Description
-----------       -----------
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

    10.9          Lease agreement by and between SPEDD, Inc. and Steel City
                  Products, Inc. dated November 21. 2000. (filed as exhibit 10.9 to the Company's Form 10-K for the year ended February 28,
                  2001)

   10.10          Employment Agreement with Terrance W. Allan dated as of May 1,
                  2000. (filed as exhibit 10.10 to the Company's Form 10-K for the year ended February 28, 2001)

   10.11          Revolving Credit Agreement dated July 13, 2001 between
                  National City Bank of Pennsylvania and Steel City Products,
                  Inc. (filed as exhibit 10.1 to the Company's Form 10-Q for the quarter ended May 31, 2001)

   10.12          Amendment to the Revolving Credit Agreement dated September
                  12, 2001 between National City Bank of Pennsylvania and Steel
                  City Products, Inc. (filed as exhibit 10.1 to the Company's
                  Form 10-Q for the quarter ended August 31, 2001)

  *10.13          Second Amendment to the Revolving Credit Agreement between
                  National City Bank of Pennsylvania and Steel City Products,
                  Inc. dated December 12, 2001.

      21          Subsidiaries at December 31, 2001:
                      Oakhurst Holdings, Incorporated - Delaware


----------

#        Management contract or compensatory plan or arrangement.

*        Filed herewith