Form 10-Q
period 2002-03-31
STEEL CITY PRODUCTS INC
filed 2002-05-15
CIK 46535

                                  UNITED 0TATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31, 2002
                                    --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

Commission file number:    0-2572


                            STEEL CITY PRODUCTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                      55-0437067
 ------------------------                 ------------------------------------
 (State of Incorporation)                 (I.R.S. Employer Identification No.)

          2751 CENTERVILLE ROAD, SUITE 3131, WILMINGTON, DELAWARE
                                     19808
             -------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (817) 416-0717
              (Registrant's telephone number, including area code)

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

         As of May 1, 2002, 3,238,061 shares of the Registrant's Common Stock, $0.01 par value per share were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    STEEL CITY PRODUCTS, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets at March 31, 2002
and December 31, 2001........................................................ 3


Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2002 and March 31, 2001.............................. 4


Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2002 and March 31, 2001.............................. 5


Notes to Condensed Consolidated Financial Statements......................... 6

                            STEEL CITY PRODUCTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                            March 31,     December 31,
                                                                                              2002           2001
                                                                                            ---------     -----------
                                      ASSETS
Current assets:
     Cash .............................................................................      $    168       $    263
     Trade accounts receivable, less allowance of $615 and $588, ......................         3,858          1,963
     respectively
     Inventories ......................................................................         5,461          3,533
     Deferred tax asset ...............................................................           170            170
     Other ............................................................................            81             91
                                                                                             --------       --------
               Total current assets ...................................................         9,738          6,020

Property and equipment, at cost .......................................................         1,317          1,315
     Less accumulated depreciation ....................................................        (1,011)          (988)
                                                                                             --------       --------
                                                                                                  306            327
Deferred tax asset ....................................................................           504            630
Other assets ..........................................................................           156            157
                                                                                             --------       --------
                                                                                             $ 10,704       $  7,134
                                                                                             ========       ========
                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable .................................................................         7,130          4,323
     Accrued compensation .............................................................           358            324
     Current maturities of long-term obligations ......................................            83             83
     Other ............................................................................            74            130
                                                                                             --------       --------
               Total current liabilities ..............................................         7,645          4,860

Long-term obligations:
     Long-term debt ...................................................................         3,298          2,535
     Long-term debt, related party ....................................................           500            500
     Other long-term obligations ......................................................            79            100
                                                                                             --------       --------
                                                                                                3,877          3,135

Commitments and contingencies .........................................................            --             --

Stockholders' deficiency:
     Preferred stock, par value $0.01 per share; authorized 5,000,000 shares,
          issued 1,938,526 shares; liquidation preference $10,135 ....................             19             19
     Common stock, par value $0.01 per share; authorized 5,000,000 shares,
          issued 3,238,061 shares .....................................................            32             32
     Additional paid-in capital .......................................................        43,824         43,824
     Deficit ..........................................................................       (35,178)       (35,422)
     Advances to Sterling Construction Company, Inc. ..................................        (9,514)        (9,313)
     Treasury stock, at cost, 207 common shares .......................................            (1)            (1)
                                                                                             --------       --------
               Total stockholders' deficiency .........................................          (818)          (861)
                                                                                             --------       --------

                                                                                             $ 10,704       $  7,134
                                                                                             ========       ========

         The accompanying notes are an integral part of these condensed consolidated financial statements

                            STEEL CITY PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                              Three months     Three months
                                                                                 Ended           Ended
                                                                               March 31,         March 31,
                                                                             -----------       -----------
                                                                                 2002             2001
                                                                             -----------       -----------
Sales .................................................................      $     6,548       $     5,371
Other income ..........................................................              230               308
                                                                             -----------       -----------
                                                                                   6,778             5,679

Cost of goods sold, including occupancy and buying expenses ...........            5,258             4,470
Operating, selling and administrative expenses ........................            1,061             1,107
Provision for doubtful accounts .......................................               25                 3
Interest expense ......................................................               64                96
                                                                             -----------       -----------

Income before income taxes ............................................              370                 3

Income tax expense ....................................................              126                22
                                                                             -----------       -----------

Net income (loss) .....................................................              244               (19)

Effect of Series A Preferred Stock dividends ..........................             (253)             (253)
                                                                             -----------       -----------


Net loss attributable to common stockholders ..........................      $        (9)      $      (272)
                                                                             ===========       ===========


Basic and diluted net loss per share:
      Net loss attributable to common stockholders after
           preferred stock dividends ..................................      $        --       $     (0.08)
                                                                             ===========       ===========

Weighted average number of shares outstanding used in
     computing per share amounts ......................................        3,238,061         3,238,061
                                                                             ===========       ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements

                            STEEL CITY PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                     Three months   Three months
                                                                        Ended          Ended
                                                                   March 31, 2002  March 31, 2001
                                                                   --------------  --------------
Cash flows from operating activities:
      Net income (loss) ..........................................      $   244       $   (19)
      Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
         Depreciation and amortization ...........................           36            49
         Tax expense .............................................          126            --
      Other changes in operating assets and liabilities:
         Accounts receivable .....................................       (1,895)       (1,046)
         Inventories .............................................       (1,928)       (1,654)
         Accounts payable ........................................        2,807         2,295
         Other ...................................................          (23)           (2)
                                                                        -------       -------

Net cash used in operating activities ............................         (633)         (377)
                                                                        -------       -------

Cash flows from investing activities:
      Additions to property and equipment ........................           (2)          (71)
                                                                        -------       -------

Cash flows from financing activities:
      Net borrowings under revolving credit agreement ............          763           551
      Net increase in advances to Sterling Construction
      Company, Inc. ..............................................         (201)         (135)
      Borrowings under long-term credit agreements ...............           --            46
     Principal payments on long-term obligations .................          (22)          (21)
                                                                        -------       -------
Net cash provided by  financing activities .......................          540           441
                                                                        -------       -------

Net decrease in cash .............................................          (95)           (7)

Cash at beginning of period ......................................          263            47
                                                                        -------       -------

Cash at end of period ............................................      $   168       $    40
                                                                        =======       =======

         The accompanying notes are an integral part of these condensed consolidated financial statements

                            STEEL CITY PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002

1.       INTERIM FINANCIAL STATEMENTS

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments made are of a normal recurring nature.

         While the Company believes that the disclosures presented herein are adequate to make the information not misleading, it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2001 ("Fiscal 2001") as filed in the Company's Transition Report on Form 10-K.

         In November 2001, the Company elected to change its fiscal year end from the last day in February to December 31, and filed its Transition Report on Form 10-K for the transition period ended December 31, 2001. For a more meaningful comparison, prior year results reflect the use of the new fiscal year periods. Operating results for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the full year.

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

         SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations initiated subsequent to June 30, 2001. SFAS No. 142, which becomes effective January 1, 2002, discontinues the requirement for amortization of goodwill and indefinite-lived intangible assets, and instead requires an annual review for the impairment of those assets. Impairment is to be examined more frequently if certain indicators appear. Intangible assets with a determinable life will continue to be amortized. The Company will complete its initial assessment during the second quarter of 2002 and does not anticipate that the results will have a material impact on the Company's consolidated financial statements. Amortization expense was $1,600 per quarter.

4.       SEGMENT INFORMATION

         The Company's historical business has been the distribution of automotive related accessories. The distribution of pet supplies was added in fiscal 1996, and in fiscal 2000, the Company began to distribute lawn and garden accessories. The Company therefore operates in three operating segments, automotive products, ("Auto"), non-food pet products, ("Pet") and lawn and garden products ("Lawn"). Maarten Hemsley, the Company's Chief Financial Officer and Terry Allan, its President, review the operating profitability of each segment and its working capital needs to allocate financial resources. The Pet segment assets and the Lawn segment assets consists solely of their respective inventories, since other assets utilized in those segments cannot be accurately determined. Therefore, the reported assets for the Auto segment include accounts receivable and other assets applicable to Pet and Lawn.

THREE MONTHS ENDED
March 31, 2002:              Auto         Pet         Lawn       Corporate       Total
                             ----         ---         ----       ---------       -----
Net sales                  $ 4,093      $ 1,636      $   819                    $ 6,548
Operating profit               171          295           73         (169)          370
Interest expense(net)            6                                     15            21
                                                                                -------
Income before tax                                                               $   383
                                                                                =======
Segment assets             $ 8,945      $   460      $   433      $   866       $10,704

THREE MONTHS ENDED
March 31, 2002:             Auto           Pet         Lawn     Corporate     Total
                            ----           ---         ----     ---------     -----
Net sales                  $ 4,188       $   716      $   467                $ 5,371
Operating profit               (44)          137           34      (119)           8
Interest expense(net)            5                                                 5
                                                                             -------
Income before tax                                                            $     3
                                                                             =======
Segment assets             $ 7,784       $   429      $   540      $148      $ 8,901

5.       BORROWING ARRANGEMENT

         In July 2001, the Company replaced its existing line of credit with financing from an institutional lender (the "Revolver"). The Revolver originally was for a term of two years in the amount of $4.5 million, subject to a borrowing base. The Revolver initially carried an interest rate equal to prime plus 1%. Due to concerns stemming from the bankruptcy filing of Ames Department Stores, a significant customer of SCPI, in August 2001, the Revolver was amended to shorten the term of the line and increase the interest rate to prime plus 1.5%. Upon satisfaction to the lender of SCPI's ability to maintain sales and profitability levels, the Revolver was again amended in December 2001 to provide for a line of $5.0 million, subject to a borrowing base, and to extend the term to May 31, 2003. At March 31, 2002, the outstanding balance on the Revolver was $3.3 million and the effective rate of interest was 6.25%. The Revolver is secured by the assets of SCPI and is subject to the maintenance of certain financial covenants. At March 31, 2002, the Company was in compliance with its financial covenants.

         In December 2001, in conjunction with the December 2001 amendment to the Revolver and to improve the Company's working capital position through the purchase of additional inventory, SCPI's parent Sterling Construction Company, Inc. ("Sterling") advanced $500,000 under a subordinated promissory note (the "Subordinated Sterling Note"). The Subordinated Sterling Note matures in a single installment in December 2004, and bears interest at 12% per annum, payable monthly.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Steel City Products, Inc. ("SCPI", or the "Company") is a special, limited purpose, majority-owned subsidiary of Sterling Construction Company, Inc. ("Sterling"). Through Sterling's ownership of SCPI, primarily in the form of preferred stock, Sterling retains substantially all the value of SCPI, and receives substantially all of the benefit of operations through its entitlement to dividends on the preferred stock. Sterling's ownership of SCPI is designed to facilitate the preservation and utilization of SCPI's and Sterling's net operating tax loss carry-forwards that amounted to approximately $161 million at December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         In addition to cash derived from operations, SCPI's liquidity and financing requirements are determined principally by the working capital needed to support its level of business, together with the need for capital expenditures and the cash required to repay its debt. SCPI's working capital needs fluctuate primarily due to the amounts of inventory it carries which can change seasonally, the size and timeliness of payment of receivables from its customers and the amount of credit extended to SCPI by its suppliers.

         Until March 2002, SCPI participated in a cash concentration system with Sterling. Beginning in March 2002, cash is transferred to Sterling as needed to pay corporate invoices. Cash transferred is reflected as an addition to advances made to Sterling. Such advances bear interest at a rate sufficient to reimburse the Company for interest paid on its revolving line of credit.

         At March 31, 2002, SCPI's debt consisted primarily of revolving debt (the "Revolver") of approximately $3.3 million, with unused availability under the borrowing base of approximately $1.3 million. The Revolver has a maximum availability of $5.0 million and carries a interest rate of prime plus 1.5% (effective rate of 6.25%). The Revolver is secured by the assets of SCPI and is subject to the maintenance of certain financial covenants. The term of the Revolver expires in May 2003.

         In December 2001, in conjunction with a December 2001 amendment to the Revolver and in order to strengthen SCPI's working capital position through the purchase of additional inventory, Sterling funded SCPI $500,000 through a subordinated promissory note (the "Subordinated Sterling Loan'). The Subordinated Sterling Loan, which is repayable in a single installment in December 2004, bears interest at 12% per annum, payable monthly.

         Management believes that in addition to expected cash flow from operations, the Revolver and the Subordinated Sterling Loan will provide adequate funding for SCPI's working capital, debt service and capital expenditure requirements, including seasonal fluctuations, for at least the next twelve months, assuming no material deterioration in current sales levels or gross profit margin.

CASH FLOWS

         Net cash used by operations increased by $256,000 in the three months ended March 31, 2002 compared with the three months ended March 31, 2001. The increase was due to higher receivables and inventory levels offset only in part by an increase in vendor payables.

         Cash used by investing activities decreased by $69,000 in the three months ended March 31, 2002, compared with the three months ended March 31, 2001, due to the purchase of capital equipment in February 2001.

         Cash provided by financing activities increased in the current year period by $99,000, mostly as a result of higher borrowing on the revolving line of credit in the current year to fund the increased levels of receivables and inventory.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

         As of March 31, 2002, there had been no material changes in the Company's financial condition from December 31, 2001, other than those caused by seasonal fluctuations as discussed in Item 7 of the Company's Annual Report on Form 10-K for fiscal 2001.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

         Operations include the results of SCPI's operating division, Steel City Products, a distributor of automotive accessories, non-food pet supplies, and lawn and garden products, headquartered in McKeesport, Pennsylvania.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2001

Automotive segment

         Sales of automotive accessories decreased by $95,000 in the first quarter of the current year compared with sales in the same period last year. Sales to existing customers decreased by $185,000, principally as a result of credit restrictions on shipments of products to Ames, which is still in bankruptcy. Offsetting some of this decrease were sales to other existing customers due to larger auto show orders in the quarter. Sales to new automotive customers totaled $90,000 in the first quarter.

         Gross profit in the first quarter of fiscal 2002 was $794,000, or 19.4% of sales, compared with $621,000, or 14.8% of sales. The increase of $173,000 was due to better margins earned on certain product lines, combined with a decrease of $21,000 in buying and occupancy expenses.

         Operating profit for the automotive segment increased from the prior year by approximately $215,000, due primarily to better margins earned, reductions in sales staff, and lower commissions and fees on certain products.

Pet segment

         Sales of non-food pet supplies in the first quarter were $1.6 million, an increase of $920,000 compared with the first quarter of the prior year, due principally to sales of pet products to Ames and to increases in sales to existing customers.

         Gross profit was $431,000, an increase of $243,000 compared with the first quarter last year due to the higher sales level. The pet segment reported operating profit in the first quarter of $295,000, an increase of $158,000 compared with last year, due primarily to the higher sales levels.

Lawn segment

         Sales of lawn and garden products increased from the prior year by $352,000, due to increased sales to existing customers of $300,000 and sales to new customers of $52,000. The Lawn segment began operations in November 2000.

         Gross profit was $65,000, or 8% of sales compared with $38,000 or 7.7% of sales last year, due to the higher sales level. As a new business, this segment has not yet achieved sales levels sufficient to produce higher gross margins. The lawn segment reported an operating profit of $73,000 in the first quarter, compared with $34,000 last year.

Corporate

         Corporate expenses increased by approximately $34,000 compared with the first quarter of the prior year, due to higher accounting and legal fees in the current year, offset by lower management fees to the parent.

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

         A change in interest rates of 1% would have changed interest expense by approximately $6,000 for the three months ended March 31, 2002.

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



Date:    May 10, 2002               By:      /s/  Terrance W. Allan
                                             ------------------------
                                             Terrance W. Allan
                                             Chief Executive Officer


Date:    May 10, 2002               By:      /s/  Maarten D. Hemsley
                                             -------------------------
                                             Maarten D. Hemsley
                                             Chief Financial Officer