Form 10-Q
period 2002-06-30
STEEL CITY PRODUCTS INC
filed 2002-08-13
CIK 46535

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 2002
                                    -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________


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



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                              -----       ----

         As of August 1, 2002, 3,238,061 shares of the Registrant's Common Stock, $0.01 par value per share were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    STEEL CITY PRODUCTS, INC. AND SUBSIDIARY




Condensed Consolidated Balance Sheets at June 30, 2002
and December 31, 2001......................................................     3


Condensed Consolidated Statements of Operations for the three month
periods ended June 30, 2002 and June 30, 2001..............................     4


Condensed Consolidated Statements of Operations for the six month
periods ended June 30, 2002 and June 30, 2001..............................     5


Condensed Consolidated Statements of Cash Flows for the six month
periods ended June 30, 2002 and June 30, 2001..............................     6


Notes to Condensed Consolidated Financial Statements.......................     7

                            STEEL CITY PRODUCTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                           June 30,      December 31,
                                                                                             2002            2001
                                                                                             ----            ----
                                                                                         (Unaudited)
                                                                                         -----------

                                          ASSETS
Current assets:
     Cash ...........................................................................       $    194        $    263
     Trade accounts receivable, less allowance of $670 and $191, respectively .......          3,269           1,963
     Inventories ....................................................................          4,302           3,533
     Deferred tax asset .............................................................            170             170
     Other ..........................................................................             60              91
                                                                                            --------        --------
               Total current assets .................................................          7,995           6,020
                                                                                            --------        --------

Property and equipment, at cost .....................................................          1,322           1,315
     Less accumulated depreciation ..................................................         (1,034)           (988)
                                                                                            --------        --------
                                                                                                 288             327
Deferred tax asset ..................................................................            388             630
Other assets ........................................................................            156             157
                                                                                            --------        --------
                                                                                            $  8,827        $  7,134
                                                                                            ========        ========

                         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
     Accounts payable ...............................................................       $  5,213        $  4,323
     Accrued compensation ...........................................................            342             324
     Current maturities of long-term obligations ....................................             84              83
     Other ..........................................................................            156             150
                                                                                            --------        --------
               Total current liabilities ............................................          5,795           4,860
                                                                                            --------        --------

Long-term obligations:
     Long-term debt .................................................................          3,352           2,535
     Long-term debt, related party ..................................................            500             500
     Other long-term obligations ....................................................             58             100
                                                                                            --------        --------
                                                                                               3,910           3,135
                                                                                            --------        --------

Commitments and contingencies .......................................................             --              --

Stockholders' deficiency:
     Preferred stock, par value $0.01 per share; authorized 5,000,000 shares,
          issued 1,938,526 shares; liquidation preference $10,135 ...................             19              19
     Common stock, par value $0.01 per share; authorized 5,000,000 shares,
          issued 3,238,061 shares ...................................................             32              32
     Additional paid-in capital .....................................................         43,824          43,824
     Deficit ........................................................................        (34,957)        (35,422)
     Advances to Sterling Construction Company, Inc. ................................         (9,795)         (9,313)
     Treasury stock, at cost, 207 common shares .....................................             (1)             (1)
                                                                                            --------        --------
                    Total stockholders' deficiency ..................................           (878)           (861)
                                                                                            --------        --------
                                                                                            $  8,827        $  7,134
                                                                                            ========        ========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                            STEEL CITY PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                                 Three months      Three months
                                                                                     Ended             Ended
                                                                                 June 30, 2002     June 30, 2001
                                                                                 -------------     -------------

Sales .....................................................................       $     6,858        $     5,833
Interest income ...........................................................                52                 98
Other income ..............................................................                15                 15
                                                                                  -----------        -----------
                                                                                        6,925              5,946

Cost of goods sold, including occupancy and buying expenses ...............             5,457              4,672
Operating, selling and administrative expenses ............................             1,002              1,018
Provision for doubtful accounts ...........................................                50                  8
Interest expense ..........................................................                72                102
                                                                                  -----------        -----------

Income before income taxes ................................................               344                146

Income tax expense ........................................................               123                  3
                                                                                  -----------        -----------

Net income ................................................................               221                143

Effect of Series A Preferred Stock dividends ..............................              (253)              (253)
                                                                                  -----------        -----------

Net loss attributable to common stockholders ..............................       $       (32)       $      (110)
                                                                                  ===========        ===========

Basic and diluted net loss per share:
      Net loss attributable to common stockholders after
           preferred stock dividends ......................................       $     (0.01)       $     (0.03)
                                                                                  ===========        ===========
Weighted average number of shares outstanding used in
     computing per share amounts ..........................................         3,238,061          3,238,061
                                                                                  ===========        ===========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                            STEEL CITY PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                  Six months        Six months
                                                                                    Ended             Ended
                                                                                June 30, 2002     June 30, 2001
                                                                                -------------     -------------

Sales .....................................................................       $    13,406        $    11,204
Interest income ...........................................................                95                189
Other income ..............................................................               202                233
                                                                                  -----------        -----------
                                                                                       13,703             11,626

Cost of goods sold, including occupancy and buying expenses ...............            10,715              9,142
Operating, selling and administrative expenses ............................             2,063              2,126
Provision for doubtful accounts ...........................................                75                 11
Interest expense ..........................................................               136                198
                                                                                  -----------        -----------

Income before income taxes ................................................               714                149

Income tax expense ........................................................               249                 25
                                                                                  -----------        -----------

Net income ................................................................               465                124

Effect of Series A Preferred Stock dividends ..............................              (506)              (506)
                                                                                  -----------        -----------

Net loss attributable to common stockholders ..............................       $       (41)       $      (382)
                                                                                  ===========        ===========

Basic and diluted net loss per share:
      Net loss attributable to common stockholders after
           preferred stock dividends ......................................       $     (0.01)       $     (0.12)
                                                                                  ===========        ===========

Weighted average number of shares outstanding used in
     computing per share amounts ..........................................         3,238,061          3,238,061
                                                                                  ===========        ===========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                            STEEL CITY PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                         Six months      Six months
                                                                                            Ended          Ended
                                                                                       June 30, 2002   June 30, 2001
                                                                                       -------------   -------------

Cash flows from operating activities:
      Net income ..................................................................       $   465        $   124
      Adjustments to reconcile net income to net cash used in operating activities:
         Depreciation and amortization ............................................            70             77
         Deferred tax expense .....................................................           242             --
      Other changes in operating assets and liabilities:
         Accounts receivable ......................................................        (1,306)        (1,115)
         Inventories ..............................................................          (769)          (822)
         Accounts payable .........................................................           890          1,390
         Other ....................................................................            52             95
                                                                                          -------        -------

Net cash used in operating activities .............................................          (356)          (251)
                                                                                          -------        -------

Cash flows from investing activities:
      Additions to property and equipment .........................................            (7)           (75)
                                                                                          -------        -------

Cash flows from financing activities:
      Net borrowings under revolving credit agreement .............................           817            863
      Borrowings under long-term credit agreements ................................            --             46
      Principal payments on long-term obligations .................................           (41)           (38)
      Net increase in advances to Sterling ........................................          (482)          (382)
                                                                                          -------        -------
Net cash provided by financing activities .........................................           294            489
                                                                                          -------        -------

Net (decrease) increase in cash ...................................................           (69)           163
Cash at beginning of period .......................................................           263             47
                                                                                          -------        -------
Cash at end of period .............................................................       $   194        $   210
                                                                                          =======        =======


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                            STEEL CITY PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2002

1.       INTERIM FINANCIAL STATEMENTS

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments made are of a normal recurring nature.

         While the Company believes that the disclosures presented herein are adequate to make the information not misleading, it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited financial statements for the transition period ended December 31, 2001 ("fiscal 2001") as filed in the Company's Annual Report on Form 10-K.

         In November 2001, the Company elected to change its fiscal year end from the last day in February to December 31, and filed its Transition Report on Form 10-K for the transition period ended December 31, 2001. For a more meaningful comparison, prior year results presented herein reflect the use of the new fiscal year periods. Operating results for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the full year.

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

         SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations initiated prior to July 2001. SFAS No. 142, which became effective January 1, 2002, discontinued the requirement for amortization of goodwill and indefinite-lived intangible assets, and instead requires an annual review for the impairment of those assets. Impairment is to be examined more frequently if certain indicators appear. Intangible assets with a determinable life will continue to be amortized. The Company completed its initial assessment during the second quarter of fiscal 2002 and does not believe goodwill of $128,000 has been impaired. Prior to adoption of SFAS No. 142, amortization of goodwill was $1,600 per quarter.

4.       SEGMENT INFORMATION

         The Company's historical business has been the distribution of automotive related accessories. The distribution of pet supplies was added as a product line in fiscal 1996, and in fiscal 2001, the Company began to distribute lawn and garden accessories. The Company therefore operates in three operating segments, automotive products, ("Auto"), non-food pet products, ("Pet") and lawn and garden products ("Lawn"). Maarten Hemsley, the Company's Chief Financial Officer and Terry Allan, its President and Chief Executive Officer, review the operating profitability of each segment and its working capital needs to allocate financial resources. The Pet segment assets and the Lawn segment assets consist solely of their respective inventories, since other assets utilized in those segments cannot be accurately segregated. Therefore, the reported assets for the Auto segment include accounts receivable and other assets applicable to Pet and Lawn.


THREE MONTHS ENDED
June 30, 2002:                 Auto       Pet      Lawn      Corporate         Total
                               ----       ---      ----      ---------         -----

Sales                         $4,352    $1,417    $1,089                      $6,858
Operating profit (loss)          195       211        81         (123)           364
Interest (income)                                                 (52)           (52)
Interest expense                   5                               67             72
                                                                              ------
Income before tax                                                             $  344
                                                                              ======
Segment assets                $6,606      $615      $782         $824         $8,827

THREE MONTHS ENDED
June 30, 2001:                 Auto       Pet       Lawn      Corporate        Total
                               ----       ---       ----      ---------        -----

Sales                         $4,705      $634      $494                      $5,833
Operating profit (loss)          232        99        22         (203)           150
Interest (income)                                                 (98)           (98)
Interest expense                   4                               98            102
                                                                              ------
Income before tax                                                             $  146
                                                                              ======
Segment assets                $7,431      $325      $444         $161         $8,361

SIX MONTHS ENDED
June 30, 2002:                 Auto       Pet      Lawn      Corporate        Total
                               ----       ---      ----      ---------        -----

Sales                         $8,446    $3,053    $1,907                     $13,406
Operating profit (loss)          365       506       154         (270)           755
Interest (income)                                                 (95)           (95)
Interest expense                  11                              125            136
                                                                             -------
Income before tax                                                            $   714
                                                                             =======
Segment assets                $6,606      $615      $782         $824        $ 8,827

SIX MONTHS ENDED
June 30, 2001;                 Auto       Pet       Lawn      Corporate       Total
                               ----       ---       ----      ---------       -----

Sales                         $8,895    $1,349      $960                     $11,204
Operating profit (loss)          189       235        56         (322)           158
Interest (income)                                                (189)          (189)
Interest expense                   9                              189            198
                                                                             -------
Income before tax                                                            $   149
                                                                             =======
Segment assets                $7,431      $325      $444         $161        $ 8,361


5.       BORROWING ARRANGEMENT

         In July 2001, the Company replaced its existing line of credit with financing from an institutional lender (the "Revolver"). The Revolver originally was for a term of two years in the amount of $4.5 million, subject to a borrowing base. The Revolver initially carried an interest rate equal to prime plus 1%. Due to concerns stemming from the bankruptcy filing of Ames Department Stores, a significant customer of SCPI, in August 2001, the Revolver was amended to shorten the term of the line and increase the interest rate to prime plus 1.5%. Upon satisfaction to the lender of SCPI's ability to maintain sales and profitability levels, the Revolver was again amended in December 2001 to provide for a line of $5.0 million, subject to a borrowing base, and to extend the term to May 31, 2003. At June 30, 2002, the outstanding balance on the Revolver was $3.4 million and the effective rate of interest was 6.25%. The Revolver is secured by the assets of SCPI and is subject to the maintenance of certain financial covenants. At June 30, 2002, the Company was in compliance with its financial covenants. Although the Revolver has an expiration date of

May 2003, the Company has received a commitment letter from the institutional lender extending the expiration date of the Revolver to August 31, 2003; therefore, the Revolver is presented as a long-term obligation of the Company.

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

         Until March 2002, SCPI participated in a cash concentration system with Sterling. Beginning in March 2002, cash is transferred to Sterling as needed to pay corporate expenses. Cash transferred is reflected as an addition to advances made to Sterling. Such advances bear interest at a rate sufficient to reimburse the Company for interest paid on its revolving line of credit.

         At June 30, 2002, SCPI's debt consisted primarily of revolving debt (the "Revolver") of approximately $3.4 million, with unused availability under the borrowing base of approximately $480,000. The Revolver has a maximum availability of $5.0 million and carries an interest rate of prime plus 1.5% (effective rate of 6.25%). The Revolver is secured by the assets of SCPI and is subject to the maintenance of certain financial covenants. The term of the Revolver expires in May 2003. The Company has received a commitment letter extending the expiration date of the Revolver to August 31, 2003. Management does not currently anticipate any difficulty in extending or replacing the Revolver on acceptable terms thereafter.

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

STOCKHOLDERS' DEFICIENCY

         Through June 30, 2002, the Company had not declared or paid Series A Preferred Stock dividends totaling approximately $7.4 million, for the period from August 1994. Any such dividends would be payable to Sterling. Dividends declared and paid in earlier years were used by Sterling in reduction of intercompany debt owed by Sterling to the Company. Accordingly, if such dividends were declared and paid by the Company, the effect would be a decrease in the intercompany loans owed by Sterling to the Company to approximately $2.3 million.

         As a result of the Sterling Transaction completed in July 2001, Sterling has significant positive net worth arising from its investment in Sterling Houston Holdings ("SHH"), but covenants under SHH's bank facility currently limit upstreaming of operating cash flow by SHH to Sterling, so that Sterling is not currently able to fund any repayment of loans owed by it to the Company. Accordingly, Sterling and the Company have not agreed repayment terms for such loans; and generally accepted accounting principles require the Company to record advances to Sterling as a component of stockholders' equity (thereby creating a deficiency) until such time as formal repayment terms are agreed.

         If outstanding Series A Preferred dividends at June 30, 2002 had been declared and paid to Sterling and applied in reduction of the intercompany loan, and payment terms on the balance of such loan had been agreed, the effect would have been to reclassify the remaining loan amount of approximately $2.3 million as an asset, rather than a reduction in stockholders' equity, with the result that the Company's stockholders' equity would have been reported at a positive level of approximately $1.5 million.

CASH FLOWS

         Net cash used in operations increased by $105,000 in the six months ended June 30, 2002 compared with the six months ended June 30, 2001. The increase was due primarily to increases in accounts receivable and decreases in vendor payables, partially offset by higher operating profits.

         Cash provided by financing activities decreased in the current year period by $195,000, mostly as a result of increases in advances to the parent company.

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

CERTIFICATION

This Form 10-Q has been certified by Terrance W. Allan, Chief Executive Officer of the Company, and by Maarten D. Hemsley, Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections
(a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is attached as Exhibit 99.1.

MATERIAL CHANGES IN FINANCIAL CONDITION

         As of June 30, 2002, there had been no material changes in the Company's financial condition from December 31, 2001, other than those caused by seasonal fluctuations as discussed in Item 7 of the

Company's Transition Report on Form 10-K for fiscal 2001. The terms of the Revolver provide for its expiration in May 2003, however the Company received a commitment letter, which extended the expiration date of the Revolver to August 31, 2003. Therefore, the Revolver continues to be presented as a long-term liability of the Company.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

         Operations include the results of SCPI's operating division, Steel City Products, a distributor of automotive parts and accessories, non-food pet supplies, and lawn and garden products, headquartered in McKeesport, Pennsylvania.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001

Auto segment

         Sales of automotive accessories decreased by $353,000 in the second quarter of the current year compared with sales in the same period last year. Sales to existing customers decreased by $457,000, principally as a result of credit restrictions on automotive shipment to Ames Department Stores, a significant customer, which filed for bankruptcy in August 2001. Reduced sales to this customer alone accounted for $500,000 of the decrease in sales, which was offset in part by increased sales to other existing customers due to expansion of product lines and larger orders in the current year. Sales to new automotive customers totaled $104,000 in the second quarter.

         Gross profit in the second quarter of fiscal 2002 was $908,000, or 20.9% of sales, compared with $896,000, or 19.1% of sales. Despite the lower sales volume, higher margins generated by changes in product mix in the second quarter resulted in an overall increase in gross profits.

         Operating profit for the automotive segment decreased from the prior year by approximately $37,000, due to an increase in bad debt expense to provide additional reserves for the 2001 bankruptcy filing of Ames.

Pet segment

         Sales of non-food pet supplies in the second quarter were $1.4 million, an increase of $783,000 compared with the second quarter of the prior year, principally due to sales of pet products to Ames as debtor-in-possession and to increased sales to existing customers.

         Gross profit was $365,000, an increase of $148,000 compared with the second quarter of the prior year, due to the higher sales volume and changes in the product mix. The pet supply segment reported operating profit in the second quarter of $211,000, compared with an operating profit of $99,000 in the prior year; the increase was due primarily to the higher sales and margin levels.

Lawn segment

         SCPI began the distribution of lawn and garden products in November 2000. Sales in the second quarter of fiscal 2002 totaled $1.1 million, an increase of $595,000 compared with the second quarter of the prior year, which was during the segment's first shipping season. The increase was due to sales of additional products to existing customers, and to sales to new customers.

         Gross profit was $128,000, or 11.8% of sales, compared with $46,000, or 9.3% of sales in the prior year second quarter. The increase was due to higher margins on additional product lines and to the higher sales volume.

         The Lawn segment reported an operating profit of $81,000 for the second quarter, an increase of $59,000 compared with the prior year.

Corporate

         Corporate expenses decreased by approximately $80,000 compared with the second quarter of the prior year, principally due to higher fees related to the revolving line of credit and to the higher management fees in the second quarter of the prior year.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

Auto segment

         Sales of automotive accessories decreased by approximately $448,000 in the first six months of the current year compared with the same period last year. Sales to existing customers decreased by $633,000, principally as a result of credit restrictions on automotive shipments to Ames, which filed for bankruptcy in August 2001. The decreased sales to Ames in the first six months totaled approximately $950,000, which was offset partly by increased sales to existing customers, which have purchased additional product lines, or added locations serviced by the Company. Sales to new customers for the first six months of the current fiscal year increased by $185,000 compared with the same period last year.

         Despite the lower sales volume, an increase in gross margins resulted in an overall improvement in gross profit to $1.7 million in the first half of fiscal 2002, or 20.2% of sales, from $1.5 million in the first half of fiscal 2001, or 17.1% of sales.

         Operating profit for the automotive segment increased by $176,000 compared with the first six months of the prior year due principally to increased margins. The increase in margin was offset by additional bad debt expense to provide additional reserves for the 2001 bankruptcy filing of Ames.

Pet segment

         Sales of non-food pet supplies in the first six months of fiscal 2002 were $3.0 million, an increase of approximately $1.7 million compared with the first six months of the prior year, due to sales of pet products to Ames, as debtor-in-possession.

         Gross profit improved by $336,000 as a result of the higher sales volumes.

         The pet segment reported an operating profit of $506,000 for the first six months of the current year, an increase of $271,000 compared with the same period in the prior year. The increase was due to the higher gross profit; offset somewhat by higher expenses related to the increased sales volume.

Lawn segment

         SCPI began the distribution of lawn and garden products in November 2000. Sales for the first six months of fiscal 2002 totaled $1.9 million, an increase of approximately $947,000 compared with the same period in the prior year, which was during the segment's first shipping season. The increase was due to increased sales of additional products to existing customers of $719,000. Sales to new customers increased from the prior year by approximately $228,000.

         Gross profit was $193,000, or 10.1% of sales, compared with gross profit in the prior year period of $84,000, or 8.8% of sales. The increase was due principally to the increased sales volume, combined with higher margins on certain product lines.

         The lawn segment reported an operating profit of $154,000 for the first six months of the current fiscal year, compared with $56,000 in the prior year period.

Corporate

         Corporate expenses decreased by approximately $52,000 compared with the first six months of the prior year, principally due to higher fees related to the revolving line of credit incurred in the prior year.

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

         A change in the interest rate of 1% would have changed interest expense by approximately $13,000 for the six months ended June 30, 2002.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no material legal proceedings outstanding against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter for which this report is filed.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  *10.2 Third Amendment to the Revolving Credit Agreement dated June 27, 2002 between Steel City Products, Inc. and National City Bank of Pennsylvania

                  *99.1 Certification of Terrance W. Allan, Chief Executive Officer, and Maarten D. Hemsley, Chief Financial Officer

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

----------
* filed herewith

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    August 9, 2002             By:        /s/  Terrance W. Allan
                                             ------------------------
                                             Terrance W. Allan
                                             Chief Executive Officer


Date:    August 9, 2002             By:        /s/  Maarten D. Hemsley
                                             -------------------------
                                             Maarten D. Hemsley
                                             Chief Financial Officer

                                 EXHIBIT INDEX


   EXHIBIT
    NUMBER                                   DESCRIPTION
   -------                                   -----------
    *10.2      Third Amendment to the Revolving Credit Agreement dated June 27, 2002 between Steel
               City Products, Inc. and National City Bank of Pennsylvania

    *99.1      Certification of Terrance W. Allan, Chief Executive Officer, and Maarten D. Hemsley,
               Chief Financial Officer

---------
* filed herewith