Form 10-Q
period 2002-09-30
STEEL CITY PRODUCTS INC
filed 2002-11-14
CIK 46535

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  September  30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________


Commission file number:    0-2572


                            STEEL CITY PRODUCTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                         55-0437067
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


             2751 CENTERVILLE ROAD, SUITE 3131, WILMINGTON, DELAWARE
                                      19808
                    (Address of principal executive offices)
                                   (Zip Code)

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

     As of November 1, 2002, 3,238,061 shares of the Registrant's Common Stock, $0.01 par value per share were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART 1 - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    STEEL CITY PRODUCTS, INC. AND SUBSIDIARY



Condensed Consolidated Balance Sheets at September 30, 2002
and December 31, 2001........................................................  3


Condensed Consolidated Statements of Operations for the three month
periods ended September 30, 2002 and September 30, 2001...    ...............  4


Condensed Consolidated Statements of Operations for the nine month periods ended September 30, 2002 and September 30, 2001......................  5


Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2002 and September 30, 2001......................  6


Notes to Condensed Consolidated Financial Statements.........................  7

                            STEEL CITY PRODUCTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                     2002            2001
                                                                -------------    ------------
                                                                                 (Unaudited)
                                      ASSETS
Current assets:
     Cash ...................................................     $     79         $    263
     Trade accounts receivable, less allowance of $796 and
     $588, respectively .....................................        2,678            1,963
     Inventories ............................................        4,312            3,533
     Deferred tax asset .....................................          170              170
     Other ..................................................          101               91
                                                                  --------         --------
          Total current assets ..............................        7,340            6,020
                                                                  --------         --------

Property and equipment, at cost .............................        1,329            1,315
     Less accumulated depreciation ..........................       (1,057)            (988)
                                                                  --------         --------
                                                                       272              327
Deferred tax asset ..........................................          425              630
Other assets ................................................          156              157
                                                                  --------         --------
                                                                  $  8,193         $  7,134
                                                                  ========         ========

                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
     Accounts payable .......................................     $  4,539         $  4,323
     Accrued compensation ...................................          323              324
     Current maturities of long-term obligations ............           84               83
     Other ..................................................          107              130
                                                                  --------         --------
               Total current liabilities ....................        5,053            4,860
                                                                  --------         --------
Long-term obligations:
     Long-term debt .........................................        3,596            2,535
     Long-term debt, related party ..........................          500              500
     Other long-term obligations ............................           37              100
                                                                  --------         --------
                                                                     4,133            3,135
                                                                  --------         --------

Commitments and contingencies (See Note 4) ..................           --               --

Stockholders' deficiency:
     Preferred stock, par value $0.01 per share;
          authorized 5,000,000 shares, issued
          1,938,526 shares; liquidation preference
          $10,135 ...........................................           19               19
     Common stock, par value $0.01 per share;
          authorized 5,000,000 shares,
          issued 3,238,061 shares ...........................           32               32
     Additional paid-in capital .............................       43,824           43,824
     Deficit ................................................      (35,038)         (35,422)
     Advances to Sterling Construction Company, Inc. ........       (9,829)          (9,313)
     Treasury stock, at cost, 207 common ....................           (1)              (1)
                                                                  --------         --------
          Total stockholders' deficiency ....................         (993)            (861)
                                                                  --------         --------
                                                                  $  8,193         $  7,134
                                                                  ========         ========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                            STEEL CITY PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 THREE MONTHS    THREE MONTHS
                                                                    ENDED            ENDED
                                                                SEPTEMBER 30,    SEPTEMBER 30,
                                                                     2002             2001
                                                                -------------    -------------
Sales .......................................................    $     5,062      $     4,938
Interest income .............................................             56               76
Other income ................................................             40               85
                                                                 -----------      -----------
                                                                       5,158            5,099

Cost of goods sold, including occupancy and buying expenses .          4,089            3,976
Operating, selling and administrative expenses ..............            972              880
Provision for doubtful accounts .............................            131              461
Interest expense ............................................             75               81
                                                                 -----------      -----------

Loss before income taxes ....................................           (109)            (299)

Income tax (benefit) expense ................................            (28)               1
                                                                 -----------      -----------

Net loss ....................................................            (81)            (300)

Effect of Series A Preferred Stock dividends ................           (252)            (253)
                                                                 -----------      -----------

Net loss attributable to common stockholders ................    $      (333)     $      (553)
                                                                 ===========      ===========
Basic and diluted net loss per share:
     Net loss attributable to common stockholders after
          preferred stock dividends .........................    $     (0.10)     $     (0.17)
                                                                 ===========      ===========
Weighted average number of shares outstanding used in
     computing per share amounts ............................      3,238,061        3,238,061
                                                                 ===========      ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements

                            STEEL CITY PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 NINE MONTHS       NINE MONTHS
                                                                    ENDED             ENDED
                                                                SEPTEMBER 30,     SEPTEMBER 30,
                                                                     2002              2001
                                                                -------------     -------------
Sales .......................................................    $    18,468       $    16,142
Interest income .............................................            151               264
Other income ................................................            242               318
                                                                 -----------       -----------
                                                                      18,861            16,724

Cost of goods sold, including occupancy and buying expenses .         14,804            13,118
Operating, selling and administrative expenses ..............          3,035             3,005
Provision for doubtful accounts .............................            206               472
Interest expense ............................................            211               279
                                                                 -----------       -----------

Income (loss) before income taxes ...........................            605              (150)

Income tax expense ..........................................            221                26
                                                                 -----------       -----------

Net income ..................................................            384              (176)

Effect of Series A Preferred Stock dividends ................           (758)             (759)
                                                                 -----------       -----------

Net loss attributable to common stockholders ................    $      (374)      $      (935)
                                                                 ===========       ===========
Basic and diluted net loss per share:
     Net loss attributable to common stockholders after
          preferred stock dividends .........................    $     (0.12)      $     (0.29)
                                                                 ===========       ===========
Weighted average number of shares outstanding used in
     computing per share amounts ............................      3,238,061         3,238,061
                                                                 ===========       ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements

                            STEEL CITY PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                              NINE MONTHS       NINE MONTHS
                                                                 ENDED             ENDED
                                                             SEPTEMBER 30,     SEPTEMBER 30,
                                                                  2002              2001
                                                             -------------     -------------
Cash flows from operating activities:
     Net income ..........................................      $   384           $  (176)
     Adjustments to reconcile net income to net
     cash used in operating activities:
          Depreciation and amortization ..................          103               125
          Deferred tax expense ...........................          205                --
     Other changes in operating assets and liabilities:
          Accounts receivable ............................         (715)             (544)
          Inventories ....................................         (779)             (223)
          Accounts payable ...............................          216             1,423
          Other ..........................................          (57)              191
                                                                -------           -------
Net cash (used in) provided by operating activities ......         (643)              796
                                                                -------           -------
Cash flows from investing activities:
     Additions to property and equipment .................          (14)              (77)
                                                                -------           -------
Cash flows from financing activities:
     Net borrowings under revolving credit agreement .....        1,061               213
     Borrowings under long-term credit agreements ........           --                46
     Principal payments on long-term obligations .........          (62)              (56)
     Deferred loan costs .................................          (10)              (86)
     Net increase in advances to Sterling ................         (516)             (516)
                                                                -------           -------
Net cash provided by (used in) financing activities ......          473              (399)
                                                                -------           -------

Net (decrease) increase in cash ..........................         (184)              320
Cash at beginning of period ..............................          263                47
                                                                -------           -------
Cash at end of period ....................................      $    79           $   367
                                                                =======           =======


  The accompanying notes are an integral part of these condensed consolidated financial statements

                            STEEL CITY PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002

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

     In November 2001, the Company elected to change its fiscal year end from the last day in February to December 31, and filed its Transition Report on Form 10-K for the transition period ended December 31, 2001. For a more meaningful comparison, prior year results presented herein reflect the use of the new fiscal year periods. Operating results for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the full year.

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

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses implementation issues related to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This standard was adopted by the Company on January 1, 2002 and did not have an impact on its consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FAS Statement No. 13, and Technical Corrections ("SFAS 145"). This statement rescinds the requirement in SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, that material gains and losses on the extinguishment of debt be treated as extraordinary items. The statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Finally the standard makes a number of technical corrections to other standards. The provisions of the statement relating to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. Provisions of the statement relating to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002 and the other provisions of the statement are effective for financial statements issued on or after May 15, 2002. The Company has reviewed SFAS 145 and its adoption is not expected to have a material effect on its consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities ("SFAS 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS 146 will require a Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred and can be measured at fair value. SFAS 146 is effective for exit or disposal activities of the Company that are initiated after December 31, 2002. The Company does not expect that the adoption of SFAS 146 will have a material effect on its consolidated financial statements.

4.   PREFERRED STOCK DIVIDENDS

     Through September 30, 2002, the Company had not declared or paid Series A Preferred Stock dividends totaling approximately $7.4 million, for the period from August 1994. Any such dividends would be payable to Sterling. Dividends declared and paid in earlier years were used by Sterling in reduction of intercompany debt owed by Sterling to the Company. Accordingly, if such dividends were declared and paid by the Company, the effect would be a decrease in the intercompany loans owed by Sterling to the Company to approximately $2.4 million.

5.   SEGMENT INFORMATION

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

THREE MONTHS ENDED
September 30, 2002:           Auto       Pet        Lawn     Corporate     Total
                            -------    -------    -------    ---------    -------
Sales                       $ 3,857    $   873    $   332                 $ 5,062
Operating profit/(loss)         (26)       154        (21)       (197)        (90)
Interest income                                                    56          56
Interest expense                 (4)                              (71)        (75)
                                                                          -------
Pre-tax loss                                                              $  (109)
                                                                          =======
Segment assets              $ 6,171    $   512    $   708     $   802     $ 8,193

THREE MONTHS ENDED
September 30, 2001:           Auto       Pet        Lawn     Corporate     Total
                            -------    -------    -------    ---------    -------
Sales                        $4,127       $640       $171                 $ 4,938
Operating profit/(loss)        (250)       116        (32)       (128)       (294)
Interest income                                                    76          76
Interest expense                 (5)                              (76)        (81)
                                                                           ------
Pre-tax loss                                                              $  (299)
                                                                           ======
Segment assets               $5,983       $353       $390        $550     $ 7,276


NINE MONTHS ENDED
September 30, 2002:           Auto       Pet        Lawn     Corporate     Total
                            -------    -------    -------    ---------    -------
Sales                       $12,303     $3,926     $2,239                 $18,468
Operating profit/(loss)         339        660        133        (467)        665
Interest income                                                   151         151
Interest expense                (15)                             (196)       (211)
                                                                          -------
Income before tax                                                         $   605
                                                                          =======
Segment assets               $6,171       $512       $708        $802     $ 8,193


NINE MONTHS ENDED
September 30, 2001:           Auto       Pet        Lawn     Corporate     Total
                            -------    -------    -------    ---------    -------
Sales                       $13,022     $1,989     $1,131                 $16,142
Operating profit/(loss)         (62)       352         24        (449)       (135)
Interest income                                                   264         264
Interest expense                (13)                             (266)       (279)
                                                                          -------
Loss before tax                                                           $  (150)
                                                                          =======
Segment assets               $5,983       $353       $390        $550     $ 7,276



5.   BORROWING ARRANGEMENT

     In July 2001, the Company replaced its existing line of credit with financing from an institutional lender (the "Revolver"). The Revolver originally was for a term of two years in the amount of $4.5 million, subject to a borrowing base. The Revolver initially carried an interest rate equal to prime plus 1%. Due to concerns stemming from the bankruptcy filing of Ames Department Stores, a significant customer of SCPI, in August 2001, the Revolver was amended to shorten the term of the line and increase the interest rate to prime plus 1.5%. Upon satisfaction to the lender of SCPI's ability to maintain sales and profitability levels, the Revolver was again amended in December 2001 to provide for a line of $5.0 million, subject to a borrowing base, and to extend the term to May 31, 2003. At September 30, 2002, the outstanding balance on the Revolver was $3.6 million and the effective rate of interest was 6.25%. The Revolver is secured by the assets of SCPI and is subject to the maintenance of certain financial covenants. At September 30, 2002, the Company was in compliance with its financial covenants. In August 2002, the term of the Revolver was extended to August 31, 2003. The Company has received a commitment letter from the institutional lender extending the expiration date of the Revolver to May 2004 and removing a limitation on its borrowing base.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Steel City Products, Inc. ("SCPI", or the "Company") is a limited purpose, majority-owned subsidiary of Sterling Construction Company, Inc. ("Sterling"). Through Sterling's ownership of SCPI, primarily in the form of preferred stock, Sterling retains substantially all the value of SCPI, and receives substantially all of the benefit of operations through its entitlement to dividends on the preferred stock. Sterling's ownership of SCPI is designed to facilitate the preservation and utilization of SCPI's and Sterling's net operating tax loss carry-forwards that amounted to approximately $161 million at December 31, 2001.


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

     At September 30, 2002, SCPI's debt consisted primarily of revolving debt (the "Revolver") of approximately $3.6 million. The Revolver has a maximum availability of $5.0 million and carries an interest rate of prime plus 1.5% (effective rate of 6.25%). The Revolver is secured by the assets of SCPI and is subject to the maintenance of certain financial covenants. The term of the Revolver expires in August 2003. The Company has received a commitment letter extending the expiration date of the Revolver to May 2004 and which removes a limitation on the availability of its borrowing base. Management does not currently anticipate any difficulty in extending or replacing the Revolver on acceptable terms thereafter.

     In December 2001, in conjunction with a December 2001 amendment to the Revolver and in order to strengthen SCPI's working capital position through the purchase of additional inventory, Sterling funded SCPI $500,000 through a subordinated promissory note (the "Subordinated Sterling Note"). The Subordinated Sterling Note, which is repayable in a single installment in December 2004, bears interest at 12% per annum, payable monthly.

     Management believes that in addition to expected cash flow from operations, the Revolver and the Subordinated Sterling Loan will provide adequate funding for SCPI's working capital, debt service and capital expenditure requirements, including seasonal fluctuations, for at least the next twelve months, assuming no material deterioration in current sales levels or gross profit margin.


STOCKHOLDERS' DEFICIENCY

     Through September 30, 2002, the Company had not declared or paid Series A Preferred Stock dividends totaling approximately $7.4 million, for the period from August 1994. Any such dividends would be payable to Sterling. Dividends declared and paid in earlier years were used by Sterling in reduction of intercompany debt owed by Sterling to the Company. Accordingly, if such dividends were declared and paid by the Company, the effect would be a decrease in the intercompany loans owed by Sterling to the Company to approximately $2.4 million.

     As a result of the Sterling Transaction completed in July 2001, Sterling has significant positive net worth arising from its investment in Sterling Houston Holdings ("SHH"), but covenants under SHH's bank facility currently limit upstreaming of operating cash flow by SHH to Sterling, so that Sterling is not currently able to fund any repayment of loans owed by it to the Company. Accordingly, Sterling and the Company have not agreed repayment terms for such loans, and generally accepted accounting principles require the Company to record advances to Sterling as a component of stockholders' equity (thereby creating a deficiency) until such time as formal repayment terms are agreed.

     If outstanding Series A Preferred dividends at September 30, 2002 had been declared and paid to Sterling and applied in reduction of the intercompany loan, and payment terms on the balance of such loan had been agreed, the effect would have been to reclassify the remaining loan amount of approximately $2.4 million as an asset, rather than a reduction in stockholders' equity, with the result that the Company's stockholders' equity would have been reported at a positive level of approximately $1.1 million.


CASH FLOWS

     Net cash used in operations increased by $1.4 million in the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001. The increase was due primarily to increases in accounts receivable and inventories, partially offset by higher operating profits and increases in accounts payable.

     Cash provided by financing activities increased in the current year period by $872,000, mostly as a result of increases in borrowing under the Revolver to finance the working capital requirements.


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


MATERIAL CHANGES IN FINANCIAL CONDITION

     As of September 30, 2002, there had been no material changes in the Company's financial condition from December 31, 2001, other than those caused by seasonal fluctuations as discussed in Item 7 of the Company's Transition Report on Form 10-K for fiscal 2001. The terms of the Revolver provide for its expiration in August 2003, however the Company received a commitment letter, which extends the expiration date of the Revolver to May 2004 and which removed a limitation on the availability of borrowing. The Revolver continues to be presented as a long-term liability of the Company.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Operations include the results of SCPI's operating division, Steel City Products, a distributor of automotive parts and accessories, non-food pet supplies, and lawn and garden products, headquartered in McKeesport, Pennsylvania. In July 2002, Ames Department Stores ("Ames"), a significant customer of SCPI, filed for liquidation under Chapter 7 of the Bankruptcy Code. The Company had been shipping to Ames, as debtor-in-possession, under restricted credit terms.


THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001

Auto segment

     Sales of automotive accessories decreased by $270,000 in the third quarter of the current year compared with sales in the same period last year. Sales to existing customers decreased by $356,000, principally as a result of credit restrictions on automotive shipments to Ames Department Stores, which filed for bankruptcy in August 2001 and converted the Chapter 11 proceeding into liquidation under Chapter 7 in July 2002. Reduced sales to this customer alone accounted for $440,000 of the decrease in sales, which was offset in part by increased sales to other existing customers due to expansion of product lines and larger orders in the current year. Sales to new automotive customers totaled $86,000 in the third quarter.

     Gross profit for the automotive segment in the third quarter of fiscal 2002 was $689,000, or 17.8% of sales, compared with $760,000, or 18.4% in the prior year period. The reduction in gross profit was primarily the result of the lower sales volumes.

     The automotive segment reported an operating loss of $26,000 for the quarter, compared with a loss in the third quarter of the prior year of $250,000. In the prior year the Company reserved approximately $460,000 related to Ames Chapter 11 filing, whereas in the third quarter of the current year a reserve of $131,000 was made upon Ames's Chapter 7 filing. Excluding the bad debt reserves attributable to Ames, the automotive segment reported an operating profit of $105,000 in the current year period, compared with an operating profit of $210,000 in the third quarter of the prior year, a decrease of $105,000. The decrease was related to the lower sales levels and reduced margins on certain product lines.


Pet segment

     Sales of non-food pet supplies in the third quarter were $872,000, an increase of $232,000 compared with the third quarter of the prior year, principally due to sales of pet products to Ames prior to its liquidation, and to increased sales to existing customers.

     Gross profit was $259,000 (29.7%), compared with $208,000 (32.5%) in the third quarter of the prior year, due to the higher sales volume and changes in the product mix. The pet supply segment reported operating profit in the third quarter of $153,000, compared with an operating profit of $117,000 in the prior year; the increase was due primarily to the higher sales.


Lawn segment

     SCPI began the distribution of lawn and garden products in November 2000. Shipments of lawn and garden products are seasonal, with slower sales in the summer months. Sales in the third quarter of fiscal 2002 totaled $332,000, an increase of $161,000 compared with the third quarter of the prior year. The increase was due to sales of additional products to existing customers, and sales to new customers.

     Gross profit was $24,000, or 7.2% of sales, compared with a loss in the prior year of $8,000. The improvement was due to the higher sales volume.

     The Lawn segment reported an operating loss of $21,000 for the third quarter, compared with a loss of $32,000 in the prior year.


Corporate

     Corporate expenses increased by approximately $84,000 compared with the third quarter of the prior year, principally due to higher management fees and reduced interest income.


NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

Auto segment

     Sales of automotive accessories decreased by approximately $719,000 in the first nine months of the current year compared with the same period last year. Sales to existing customers decreased by $989,000, principally as a result of credit restrictions on automotive shipments to Ames, which led to a reduction of approximately $1.3 million in sales to this customer. This was offset partly by increased sales to existing customers, which purchased additional product lines, or added locations serviced by the Company. Sales to new customers for the first nine months of the current fiscal year were $270,000.

     Despite the lower sales volume, an increase in gross margins resulted in an overall improvement in gross profit to $2.4 million in the first nine months of fiscal 2002, or 19.4% of sales, from $2.3 million in the first nine months of fiscal 2001, or 17.5% of sales.

     Operating profit for the automotive segment increased by $401,000 compared with the first nine months of the prior year due principally to the higher bad debt expense in the prior year of $460,000 related to the bankruptcy filing of Ames.


Pet segment

     Sales of non-food pet supplies in the first nine months of fiscal 2002 were $3.9 million, an increase of approximately $1.9 million compared with the first nine months of the prior year, due to sales of pet products to Ames prior to that customer's liquidation in July 2002.

     Gross profit improved by $387,000 as a result of the higher sales volumes.

     The pet segment reported an operating profit of $660,000 for the first nine months of the current year, an increase of $307,000 compared with the same period in the prior year. The increase was due to the higher gross profit; offset somewhat by higher operating expenses related to the increased sales volume.


Lawn segment

     SCPI began the distribution of lawn and garden products in November 2000. Sales for the first nine months of fiscal 2002 totaled $2.2 million, an increase of approximately $1.1 million compared with the same period in the prior year, which was during the segment's first shipping season. The increase was due principally to sales of additional products to existing customers of $862,000. Sales to new customers were approximately $246,000.

     Gross profit was $217,000, or 9.7% of sales, compared with gross profit in the prior year period of $76,000, or 6.7% of sales. The increase was due principally to the increased sales volume, combined with higher margins on certain product lines.

     The lawn segment reported an operating profit of $133,000 for the first nine months of the current fiscal year, compared with $24,000 in the prior year period.

Corporate

     Corporate expenses increased by approximately $52,000 compared with the first nine months of the prior year, principally due to lower interest income, offset somewhat by lower interest expense.


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

     A change in the interest rate of 1% would have changed interest expense by approximately $29,000 for the nine months ended September 30, 2002.


ITEM 4. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the SEC.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     There are no material legal proceedings outstanding against the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter for which this report is filed.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          *10.3 Fourth Amendment to the Revolving Credit Agreement dated September 24, 2002 between Steel City Products, Inc. and National City Bank of Pennsylvania

          *99.1 Certification of Terrance W. Allan, Chief Executive Officer, and Maarten D. Hemsley, Chief Financial Officer

     (b)  Form 8-K filed August 23, 2002.

---------------
* filed herewith

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 11, 2002                By: /s/  Terrance W. Allan
                                            ------------------------------------
                                            Terrance W. Allan
                                            Chief Executive Officer



Date:  November 11, 2002                By: /s/  Maarten D. Hemsley
                                            ------------------------------------
                                            Maarten D. Hemsley
                                            Chief Financial Officer

                  Section 302 Certifications for the Signatures

                CERTIFICATION FOR QUARTERLY REPORTS ON FORM 10-Q

I, Terrance W. Allan, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Steel City Products, Inc.
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;
     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"), and
          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;
     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons performing the equivalent function);
          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

               Date: November 11, 2002


               By: /s/ Terrance W. Allan
                   ------------------------------------
                   Chief Executive Officer

                CERTIFICATION FOR QUARTERLY REPORTS ON FORM 10-Q

I, Maarten D. Hemsley, certify that

     1. I have reviewed this quarterly report on Form 10-Q of Steel City Products, Inc.
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;
     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"), and
          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;
     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons performing the equivalent function);
          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

               Date: November 11, 2002


               By: /s/ Maarten D. Hemsley
                   ------------------------------------
                   Chief Financial Officer

                               Index to Exhibits

Exhibit No.             Description
-----------             -----------

   10.3 Fourth Amendment to the Revolving Credit Agreement dated September 24, 2002 between Steel City Products, Inc. and National City Bank of Pennsylvania

   99.1 Certification of Terrance W. Allen, Chief Executive Officer, and Maarten D. Hemsley, Chief Financial Officer