Form 10-K
period 2002-12-31
STEEL CITY PRODUCTS INC
filed 2003-03-31
CIK 46535

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

COMMISSION FILE NUMBER: 0-2572
                            STEEL CITY PRODUCTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
          DELAWARE                                          55-0437067
STATE OR OTHER JURISDICTION OF                    I.R.S. EMPLOYER IDENTIFICATION
INCORPORATION OR ORGANIZATION                                 NUMBER

             200 CENTER STREET
         McKEESPORT, PENNSYLVANIA                             15132
  ADDRESS OF PRINCIPAL EXECUTIVE OFFICES                    ZIP CODE
REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (412) 896-7271

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED BY EXCHANGE ACT RULE 12b-2). [ ] YES [X] NO

AGGREGATE MARKET VALUE AT MARCH 1, 2003 OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT: $57,345

AT MARCH 1, 2003, THE REGISTRANT HAD 3,238,061 SHARES OF COMMON STOCK
OUTSTANDING

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

         On November 1, 2001, the Board of Directors of the Company voted to change the Company's fiscal year end from the last day of February to December
31. Accordingly, this report covers the fiscal year from January 1, 2002 through December 31, 2002 ("Fiscal 2002"). The prior reporting period covers the ten-month transition period from March 1, 2001 to December 31, 2001 ("Fiscal 2001"). Information about prior fiscal years is referred to as "Fiscal 2000" (twelve months ended February 28, 2001), "Fiscal 1999" (twelve months ended February 29, 2000) and "Fiscal 1998" (twelve months ended February 28, 1999).

         Because Sterling's ownership of SCPI is primarily in the form of preferred stock, Sterling retains most of the value of SCPI. The structure of Sterling's ownership of SCPI facilitates the preservation and utilization of SCPI's and Sterling's net operating tax loss carry-forwards, which aggregated approximately $110 million at December 31, 2002.

OPERATIONS

         For many years SCPI distributed only automotive accessories, including functional and decorative car and truck accessories (such as floor mats, seat covers, mirrors, running boards, lights and wheel covers), car care products (including waxes and paints), chemicals (such as antifreeze, windshield washer fluid and motor oil) and car repair and maintenance items (including spark plugs, windshield wipers, and air and oil filters). Starting in fiscal 1996, SCPI expanded its merchandise selection to include, firstly, non-food pet supplies, and, secondly, in fiscal 2000, lawn and garden products. Although these products were not typical of SCPI's historical merchandise mix, management determined that the availability of existing customers which sell pet supplies and lawn and garden products in addition to automotive accessories, combined with SCPI's distribution expertise and infrastructure, offered opportunities to increase sales. Sales in fiscal 2002 of pet supplies and lawn and garden products represented approximately 21% and 11%, respectively, of SCPI's total sales. SCPI's automotive and pet operations are conducted in leased facilities in McKeesport, Pennsylvania and its lawn and garden operations are conducted in leased facilities in Glassport, Pennsylvania.

         Historically, much of SCPI's business has been performed on a service basis, which involves visits by its sales personnel to customers' stores to count and re-order merchandise; generally, these re-orders are transmitted electronically to SCPI's central offices. In recent years a growing proportion of its customers electronically transmit their own orders to SCPI's headquarters. Since many orders are generated electronically and are shipped within a few days of receipt, the size of SCPI's order backlog is not relevant to an understanding of the business. Shipments are either made directly to each of the customers' stores or are pre-packed for onward shipment to stores via the retailers' own distribution centers. SCPI also provides price ticketing and associated services to those of its customers who request such services.

Sources of Supply

         SCPI acquires its merchandise from a large number of suppliers, the largest of which accounted for 13.5% of its purchases for the fiscal year ended December 31, 2002. Many of the products sold by SCPI carry nationally-advertised brand names, but because of the diversity and number of suppliers and products carried, the business is not generally dependent on the continued availability of individual products or continued dealings with existing supply sources. From time to time, market or seasonal conditions may affect the availability of certain merchandise, but not to the extent that the Company believes would materially impact its business.

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

Customer Base

         SCPI's customers include supermarket chains, drug stores, general merchandise retail chains, automotive specialty stores, hardware stores, variety stores and other automotive accessory distributors. Most customers are based in the northeastern United States, although stores operated by some customers are located outside of that area. Since February 2000 SCPI has supplied the west coast distribution facility of one of its major customers. There are no foreign sales.

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

         In its efforts to offset these trends, SCPI has in recent years added new customers, especially in the supermarket and drug store sectors, has expanded its product offerings to certain customers, has enlarged the territory that it serves and has introduced new categories of products. Management believes that these efforts have resulted in a more diverse and financially secure customer base. However, in August 2001 SCPI's largest remaining discount chain customer, Ames Department Stores ("Ames"), filed for Chapter 11 bankruptcy protection and in July 2002, liquidated its remaining business.

         Sales for the fiscal year ended December 31, 2002 totaled $22.6 million, compared with $20.9 million in the same twelve-month period of the prior year.

         The following table shows sales to SCPI's customers that individually accounted for more than 10% of sales during any of the latest three fiscal years (dollars in thousands):

                                Fiscal Year 2002 Ended       Fiscal Year 2001 Ended      Fiscal Year 2000 Ended
                                  December 31, 2002             December 31, 2001           February 28, 2001
                                  -----------------             -----------------           -----------------
                                                                  (ten months)
                               Sales        % of Sales       Sales       % of Sales      Sales      % of Sales
Warehouse Sales                $3,711           16%          $2,193          13%           *             *
Kroger                         $3,591           16%          $2,758          16%         $2,057         10%
Ames                           $2,918           13%          $3,217          18%         $3,746         18%
Giant Eagle                    $2,959           13%          $2,313          13%         $2,055         10%
American Sales                    *              *           $1,863          11%            *            *

*represents less than 10% of sales

         In August 2001, Ames filed for Chapter 11 protection. SCPI continued to ship to Ames as debtor-in-possession under strict payment terms. Pre-petition sales to Ames during fiscal 2001 (mostly of automotive products) totaled $1.5 million, of which approximately $680,000 was unpaid at the time of Ames bankruptcy filing. Sales to Ames in fiscal 2002 prior to its liquidation in July, aggregated $2.9 million, with the increase primarily attributable to sales of pet supplies.

         SCPI's five largest customers accounted for approximately two-thirds of its total revenues in fiscal 2002. Management has no reason to believe that its business with any of these customers will be terminated in the foreseeable future, as evidenced by the continuing increases in sales to each of them except Ames. In the event that one of its largest customers ceased doing business with SCPI, the resulting reduction in revenues could significantly reduce profitability, unless a replacement customer was identified.

         None of SCPI's business is based on government contracts, and there are no long-term sales contracts with any customers.

Competition

         SCPI's distribution lines of automotive parts and accessories, non-food pet supplies and lawn and garden products are highly competitive, with several similar companies operating in SCPI's market place, and many of SCPI's suppliers also offer their products directly to retailers. Management is unable to quantify SCPI's relative size in the distribution industry or in relation to its competitors but believes it is one of the larger independent distributors of automotive accessories in the Northeastern United States. In recent years, a number of significant automotive competitors of SCPI have gone out of business and some of SCPI's customers have chosen to purchase some products directly from manufacturers. SCPI competes on the basis of its management's merchandise expertise, the breadth of merchandise offered, prices, level of service, order fill rates and order turnaround times. Management believes that SCPI's long history, good reputation, experienced management, product selection, pricing, service levels and traditionally high order fill rates enable it to compete favorably with other distributors and with direct shipment by manufacturers.

Regulation

         SCPI's management does not anticipate that existing or known pending environmental legislation or other regulations will require major capital expenditures or will adversely affect its operations.

Employees

         SCPI employs approximately 50 persons, of which about 40 are employed in the headquarters office and distribution facilities in McKeesport and Glassport. Most of the others are field personnel. Senior executives, including the Chairman, Bernard H. Frank (a founder of Steel City Products in 1947), the President and Chief Executive Officer, Terrance Allan, and the Vice President of Sales, Patrick Nicholson, have many years of service with SCPI. Mr. Allan is employed under a long-term contract.

         Warehouse and certain office employees of SCPI are represented by Local 636 of the International Brotherhood of Teamsters. SCPI believes that it has experienced generally good labor relations, and no significant labor disputes have affected its business in recent years. The union contract was renewed for a three-year term through November 2002 and was extended after November 2002 while renewal negotiations continued.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the final three months of the fiscal year ended December 31, 2002.

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

                                         Fiscal 2002                                  Fiscal 2001
                            Quarterly High         Quarterly Low         Quarterly High         Quarterly Low
                            --------------         -------------         --------------         -------------
Quarter 1                       $0.02                  $0.01                 $0.06                  $0.04
Quarter 2                       $0.05                  $0.01                 $0.10                  $0.02
Quarter 3                       $0.07                  $0.01                 $0.03                  $0.01
Quarter 4                       $0.04                  $0.01                 $0.02                  $0.01

         Such quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         No common stock dividends were paid by SCPI during fiscal 2002, 2001 or 2000. Dividend payments are restricted by the covenants under the Company's line of credit agreement.

         Through its ownership of SCPI, primarily in the form of Series A Preferred Stock, Sterling controls the Company and receives substantially all of the benefit of the Company's operations through the right to receive preferred stock dividends, which are required to be paid before any common stock dividends may be paid.

         There were approximately 3,800 holders of record of SCPI's common stock on March 1, 2003.

ITEM 6. SELECTED FINANCIAL INFORMATION

         The following table sets forth selected financial and other data of Steel City Products, Inc. and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, and with the Financial Statements and related Notes.

                                                               Fiscal 2001
                                                Fiscal 2002    December 31,   Fiscal 2000    Fiscal 1999    Fiscal 1998
                                                December 31,     2001(d)      February 28,   February 29,   February 28,
                                                   2002        (ten months)      2001            2000          1999
                                                -----------    ------------   -----------    -----------    ------------
                                                         (Dollar amounts in thousands, except per share data)
OPERATING RESULTS:
Sales................................           $    22,570    $     17,467   $     20,694   $     20,142   $       18,092
                                                ===========    ============   ============   ============   ==============
Income (loss) before income taxes(e).           $       505    $       (192)  $        581   $        333   $          161
Current income tax expense...........                    14              14             27             10                8
Deferred income tax expense (benefit)
(b)........................                              73            (800)             -              -                -
                                                -----------    ------------   ------------   ------------   --------------
Net income...........................                   418             594            554            323              153
Series A Preferred Stock dividends(a)                (1,014)           (850)        (1,014)        (1,014)          (1,014)
                                                -----------    ------------   ------------   ------------   --------------

Net loss attributable to common
stockholders.........................           $      (596)   $       (256)  $       (460)  $       (691)  $         (861)
                                                ===========    ============   ============   ============   ==============

BASIC AND DILUTED PER SHARE AMOUNTS:
Net loss attributable to common
stockholders.........................           $     (0.18)   $      (0.08)  $      (0.14)  $      (0.21)  $        (0.27)
                                                ===========    ============   ============   ============   ==============
Cash dividends declared..............           $     (0.00)   $      (0.00)  $      (0.00)  $      (0.00)  $        (0.00)

BALANCE SHEET STATISTICS:
Total assets(c)......................           $     6,906    $      7,134   $      7,438   $      7,910   $        7,807
Long-term obligations................           $     3,174    $      3,135   $      3,633   $      3,352   $        3,029
Series A Preferred Stock face value........     $    10,135    $     10,135   $     10,135   $     10,135   $       10,135

(a) The Series A Preferred Stock has a dividend rate of $0.5228 per share and is redeemable at SCPI's option at $5.2282 per share plus any cumulative dividends in arrears. Through fiscal 2002, dividends of approximately $11.5 million have accumulated since the effective date of the merger; of this amount, approximately $3.6 million were declared by the Company's Board of Directors prior to fiscal 1996. Approximately $7.9 million of undeclared dividends in arrears are outstanding at December 31, 2002.

(b) In December 2001, SCPI recognized a deferred tax asset of $800,000. (See Note 7 to the Financial Statements). In fiscal 2002, SCPI increased its provision by $73,000.

(c) Advances made to Sterling with a balance of $9.9 million at December 31, 2002 are classified as a component of stockholders' equity. The above data for periods prior to fiscal 2001 have been revised to reflect a similar treatment as of each respective balance sheet date.

(d) In November 2001, the Board of Directors voted to change the Company's fiscal year end to December 31. Results for the transition period include the ten months from March 1, 2001 to December 31, 2001.

(e) The loss before income taxes for the ten months ended December 31, 2001 included bad debt expense of $469,000 related to the bankruptcy filing of Ames, a significant customer of SCPI, in August 2001. In fiscal 2002, bad debt expense related to the liquidation of the Ames' business totaled approximately $170,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         SCPI is a special, limited purpose, majority-owned subsidiary of Sterling. Through Sterling's ownership of SCPI, primarily in the form of preferred stock, Sterling retains substantially all the value of SCPI, and receives substantially all of the benefit of operations through its entitlement to dividends on the preferred stock. Sterling's ownership of SCPI is designed to facilitate the preservation and utilization of SCPI's and Sterling's net operating tax loss carry-forwards that amount to approximately $110 million at December 31, 2002.

         Until fiscal 2000, SCPI distributed automotive accessories and non-food pet products. In fiscal 2000, SCPI began the distribution of lawn and garden supplies. SCPI utilizes three operating segments, Auto, Pet and Lawn. The allocation of financial resources is determined by SCPI's President and Chief Executive Officer, Terrance Allan, and its Chief Financial Officer, Maarten Hemsley, who assess resources based on the operating profitability and working capital needs of each segment.

CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's estimates, judgments and assumptions are continually evaluated based on available information and experience, however actual amounts could differ from those estimates. The Company's significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements.

            Revenue Recognition: Revenues are recognized when all of the following criteria are met:

                      - There is persuasive evidence that an arrangement exists

                      -        Shipment has occurred

                      - The sales price to the buyer is fixed and determinable, and

                      -        Collectibility is reasonably assured.

            Accounts Receivable Allowance: Credit is extended based on an evaluation of a customers' financial condition. Accounts receivable are normally due within 30 days, however the Company does provide certain of its customers with extended terms at certain times. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company and the general economic condition of the country and the industry as a whole.

            Deferred Taxes: Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review and the SHH acquisition by Sterling, the Company reduced the valuation allowance against the deferred tax asset related to the estimated utilization of the net operating losses.

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

         Due to concerns stemming from the institutional lender's filing for bankruptcy, SCPI obtained a replacement bank line of credit in July 2001. This new revolving bank line (the "Revolver") was for a term of two years in the amount of $4.5 million, subject to a borrowing base. The Revolver initially carried an interest rate equal to prime plus 1%. Following the bankruptcy filing of Ames in August 2001, the Revolver was amended to shorten the term of the line and increase the interest rate to prime plus 1.5%. Upon satisfaction to the lender of SCPI's ability to obtain new customers and maintain sales levels and profitability, the Revolver was again amended in December 2001 to provide for a line of $5.0 million, subject to a borrowing base, and to extend the term to May 31, 2003. In fiscal 2002, the Revolver was further amended to extend the term to May 31, 2004 and to remove a borrowing restriction on inventory. At December 31, 2002, the outstanding balance on the Revolver was $2.6 million.

         In October 1998, SCPI obtained a loan from the Redevelopment Authority of the City of McKeesport (the "Subordinated Loan") that is subordinated to the Revolver, in the amount of $98,000 carrying interest at the rate of 5% per annum. The loan was used to fund leasehold improvements and is being repaid in monthly installments through October 2003. The balance outstanding on the loan at December 31, 2002 was approximately $18,000.

         The Company acquired certain warehouse and computer equipment under capital leases, usually with five-year lease terms, with expirations ranging from September 2003 through October 2007. Equipment financed under capital leases totaled $268,000 at the end of fiscal 2002. Remaining payments under capital leases totaled $107,000 at December 31, 2002.

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

         In January 2003, certain members of management of SCPI and Sterling and its subsidiary, Sterling Houston Holdings ("SHH") funded $250,000 to cover short-term working capital needs at SCPI. The notes bear interest at 10%, are subordinated to the Revolver and are payable in July 2003, provided covenants under the Revolver are met.

         Management believes that the Revolver and the Subordinated Sterling Loan will provide adequate funding for SCPI's working capital, debt service and capital expenditure requirements, including seasonal fluctuations for at least the next twelve months, assuming no material deterioration in current sales or profit margins.

TAX LOSS CARRY-FORWARDS

         At December 31, 2002, SCPI and Sterling had net operating tax loss carry-forwards (the "Tax Benefits") aggregating approximately $110 million, which expire in the years 2003 through 2021, which will shelter most of SCPI's income from federal income taxes. A change in control of SCPI or Sterling exceeding 50% in any three-year period may lead to the loss of the majority of the Tax Benefits. In order to reduce the likelihood of such a change of control occurring, SCPI's and Sterling's Certificates of Incorporation include restrictions on the registration of transfers of stock resulting in, or increasing, individual holdings exceeding 4.5% of each company's common stock.

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

         In December 2001, management determined that it was more likely than not that the Company will continue to operate profitably. Previously, the consolidated group that includes SCPI and Sterling was not profitable and therefore the ability to utilize the net operating loss carryforwards was restricted. It is expected that the consolidated tax return of the group will show substantial taxable income. Therefore, management determined that the future operations of SCPI warranted a decrease in the valuation allowance so that SCPI recorded a net deferred tax asset of $800,000 in the transitional period ended December 31, 2001. A reassessment of the deferred tax asset in fiscal 2002 resulted in a decrease in the net asset of $73,000.

CASH FLOWS

         Net cash provided by operating activities in fiscal 2002 decreased by approximately $443,000 from fiscal 2001. Cash decreased in the current year due to higher levels of accounts receivable and lower accounts payable, which were somewhat offset by lower inventory levels. In fiscal 2001, cash provided by operations increased by approximately $538,000 compared with fiscal 2000. Cash was generated in fiscal 2001 due to lower levels of accounts receivable and inventory combined with slightly higher levels of accounts payable.

         Cash used in investing activities increased in fiscal 2002 by $40,000 due to capital expenditures made for computer and leasehold equipment. In fiscal 2001, cash used in investing activities decreased by $26,000 due to fewer purchases of equipment compared with fiscal 2000.

         In fiscal 2002, the Company's financing activities used cash of $573,000, a decrease of approximately $336,000 compared with fiscal 2001. The decrease was primarily due to repayments on the line of credit in the prior year, offset by higher increases in advances to Sterling of $234,000. In fiscal 2001, the Company's financing activities used cash of $909,000, an increase of $460,000 compared with fiscal 2000. The increase was due principally to a reduction in the line of credit balance in fiscal 2001 and to advances to Sterling. These increases were offset in part by the advance of $500,000 from Sterling pursuant to the Subordinated Sterling Loan.

STOCKHOLDERS' DEFICIENCY

         Through December 31, 2002, the Company had not declared or paid Series A Preferred Stock dividends totaling approximately $7.9 million, for the period from August 1994. Any such dividends would be payable to Sterling. Dividends declared and paid in earlier years were used by Sterling in reduction of intercompany debt owed by Sterling to the Company. Accordingly, if such dividends were declared and paid by the Company, the effect would be a decrease in the intercompany loans owed by Sterling to the Company to approximately $2.0 million.

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

         If outstanding Series A Preferred dividends at December 31, 2002 had been declared and paid to Sterling and applied in reduction of the intercompany loan, and payment terms on the balance of such loan had been agreed, the effect would have been to reclassify the remaining loan amount of approximately $2.0 million as an asset, rather than a reduction in stockholders' equity, with the result that the Company's stockholders' equity would have been reported at a positive level of approximately $1.0 million.

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

CERTIFICATION

         This Annual Report on Form 10-K has been certified by Terrance W. Allan, Chief Executive Officer of the Company and by Maarten D. Hemsley, Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is attached as Exhibit 99.1.

RESULTS OF OPERATIONS

         Results of operations include the results of SCPI's operating division, Steel City Products, a distributor of automotive parts and accessories, non-food pet supplies and lawn and garden products, based in McKeesport, Pennsylvania.

Fiscal Year Ended December 31, 2002 Compared with Fiscal Year Ended December 31, 2001 (ten months)

     Automotive segment

         Sales of automotive accessories totaled $15.3 million in the fiscal year ended December 31, 2002, compared with $13.6 million for the ten months ended December 31, 2001, an increase of $1.7 million, largely attributable to the longer reporting period. Sales to existing customers increased by $2.8 million, offset by a decrease in sales to Ames, which filed for bankruptcy protection in August 2001 and which liquidated in July 2002. Sales to new customers totaled approximately $198,000 in fiscal 2002.

         Gross profits increased by approximately $439,000, due to the longer reporting period, which produced higher sales, combined with better margins on certain product lines.

         The automotive segment reported an operating profit of $280,000 in fiscal 2002, compared with an operating loss in fiscal 2001 of approximately $21,000. The improvement was due principally to a significant charge to bad debt expense in the prior year resulting from the Ames Chapter 11 filing.

     Pet supplies segment

         In fiscal 2002, sales of pet supplies totaled $4.8 million, an increase of $1.8 million compared with fiscal 2001, which included ten months. The increase was largely due to sales to Ames as debtor-in-possession until it liquidated its business in July 2002, and to increased sales to other existing customers due in part to the longer reporting period.

         Gross profit increased by $398,000 resulting from the higher sales levels.

         Operating profit in the pet supplies segment increased by $367,000 in fiscal 2002, due to the higher sales levels, offset by approximately $32,000 of bad debt expense related to Ames.

     Lawn and garden segment

         For the fiscal year ended December 31, 2002, sales of lawn and garden products totaled $2.5 million, an increase of $1.6 million compared with the prior fiscal period, which contained ten months. The increase was principally due to additional sales to existing customers, and new customers added approximately $168,000 in sales.

         Gross profit in the lawn and garden segment totaled $141,000, or 5.7% of sales, an increase of $187,000 from the prior fiscal period. The increase was due to the higher sales level offset by lower margins on certain products and to increases in occupancy and warehouse expenses.

         The lawn and garden segment reported an operating profit of $95,000 compared with an operating loss of $55,000 in the prior fiscal period, which was its first meaningful period of operations.

Results for the Fiscal Year Ended December 31, 2002 (Fiscal 2002) Compared with the Twelve Months Ended December 31, 2001 (unaudited)

     As Fiscal 2001 was a short fiscal period due to the change in fiscal years, the following discussion compares Fiscal 2002 with the comparable unaudited 12 month period in the prior year.

                                 Automotive                         Pet                        Lawn & Garden
                                 ----------                         ---                        -------------
(in thousands)          December 31,   December 31,     December 31,   December 31,    December 31,     December 31,
                            2002           2001             2002           2001            2002             2001
Sales                     $ 15,306       $ 16,227         $  4,784       $ 3,464         $ 2,480          $ 1,213
Gross profit              $  2,322       $  2,105         $  1,190       $   920         $   141          $   (22)
Operating profit          $    312       $    (72)        $    838       $   554         $    95          $   (17)

     Automotive segment

         Sales of automotive accessories in Fiscal 2002 totaled $15.3 million, a decrease of approximately $920,000 compared with the prior twelve months ended December 2001. Increased sales to existing customers totaled $1.5 million, however these increases were offset in total by decreased sales of $2.5 million, a majority of which were the result of reduced sales to Ames, which filed for Chapter 11 protection in August 2001 and which liquidated its business in July 2002.

         Gross profits increased by approximately $217,000 due to better margins on certain product lines and to lower occupancy and warehouse expenses.

         Operating profit in fiscal 2002 was $312,000, an increase of approximately $384,000 compared with the prior year, due to better margins, reduction in selling expenses and to a higher bad debt expense relating to Ames in the prior year.

     Pet supplies segment

         Sales of pet supplies increased by $1.3 million in fiscal 2002 compared with the twelve months ended December 2001, due principally to sales to Ames as debtor-in-possession prior to the liquidation of Ames' business in July 2002.

         Gross profits were $1.2 million, or 24.9% of sales, compared with $920,000, or 26.6% of sales in the prior year. The increase was due to the higher sales level, offset by lower margins received on certain product lines and to increases in warehouse-related expenses.

         The pet supplies segment reported an operating profit of $838,000, compared with a profit of $554,000 in the comparable prior year period. The increase was due to the higher sales level, combined with reductions in selling and administrative expenses, including savings on brokers' fees.

     Lawn and garden segment

         Sales of lawn and garden products increased by $1.2 million in fiscal 2002 compared with the twelve months ended December 2001. Increases in sales to existing customers made up most of the increase, and sales to new customers totaled approximately $168,000.

         Gross profits increased by approximately $163,000, resulting from the higher sales level and lower warehouse costs, offset in part by reduced margins on certain product lines.

         The lawn and garden segment reported an operating profit of $95,000, compared with a loss in the prior year of $17,000, which was its first meaningful period of operations. The increase was due to higher sales, better margins and reduced expenses.

Fiscal Year Ended December 31, 2001 (ten months) (Fiscal 2001) Compared with Fiscal Year Ended February 28, 2001 (Fiscal 2000)

     Automotive segment

         For the ten-month fiscal period ended December 31, 2001, sales of automotive accessories were $13.6 million, a decrease of approximately $4.0 million compared with fiscal 2000, which included twelve months. Sales to existing customers decreased by approximately $4.2 million, due largely to the bankruptcy filing of Ames in August 2001 and to certain customers purchasing product directly from manufacturers, and to the shorter fiscal year. Sales to new automotive customers totaled approximately $200,000 in fiscal 2001.

         Gross profits decreased by approximately $876,000, due to the reduced sales and to the shorter fiscal year.

         Operating profits for the automotive segment decreased by approximately $541,000. Although savings in expenses were realized due to reductions in personnel, these were offset by a significant charge to bad debt expense resulting from the Ames bankruptcy.

     Pet supplies segment

         Sales of pet supplies in the ten-month period of fiscal 2001 totaled $2.9 million, an increase of approximately $344,000 compared with fiscal 2000, which included twelve months. Most of the increase resulted from sales to new customers, which included Ames after its bankruptcy filing. Sales to existing customers decreased by approximately $300,000, due to the shorter fiscal period.

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

Pet supplies segment

         Sales for the ten months ended December 31, 2001 increased by approximately $822,000 or 38% compared with the ten-month period ended December 31, 2000, due to sales to new customers, which included Ames after its bankruptcy filing. Gross profit as a percentage of sales remained equal to the comparable ten-month period in the prior year. Operating profits increased by $214,000 due to the higher sales and to personnel reductions in the current year.

Lawn and garden

         Sales in this segment began in November 2000.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         SCPI is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company's policies do not permit active trading of or speculation in, derivative financial instruments. The Company's primary market risk exposure relates to interest rate risk. SCPI manages its interest rate risk by attempting to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. An increase of 1% in the market rate of interest would have increased the Company's interest expense in fiscal 2002 by approximately $24,000.

         Because the Company derives no revenues from foreign countries or otherwise has no obligations in foreign currency, the Company experiences no foreign currency exchange rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Reports......................................................        26

Consolidated Balance Sheets: December 31, 2002 and December 31, 2001...............        27

Consolidated Statements of Operations for the fiscal periods ended
  December 31, 2002, December 31, 2001 and February 28, 2001.......................        28

Consolidated Statements of Stockholders' Deficiency for the fiscal periods ended
  December 31, 2002, December 31, 2001 and February 28, 2001 ......................        29

Consolidated Statements of Cash Flows for the fiscal periods ended
   December 31, 2002, December 31, 2001 and February 28, 2001 .....................        30

Notes to Consolidated Financial Statements.........................................        31

    Schedule II - Valuation and Qualifying Accounts................................        47

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The by-laws of the Company currently provide for such number of directors (but no less than five) as is determined from time to time by the Board of Directors. In July 2001, upon the resignation of certain directors who also resigned as directors of Sterling, the Board voted to decrease the number of directors from seven to six. The following table lists the names and ages (at February 1, 2003) of the directors, and the year in which each was elected a director of the Company or its predecessor.

     Name                                      Age       Director Since
     ----                                      ---       --------------
John D. Abernathy                               65            1996
Terrance W. Allan                               49            1993
Robert M. Davies                                52            1996
Bernard H. Frank                                82            1993
Joseph P. Harper, Sr.                           56            2001
Maarten D. Hemsley                              53            1998

BUSINESS HISTORY OF DIRECTORS

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

        Mr. Allan. Mr. Allan has been employed by the Company since 1983 and was appointed President in June 2000. In May 2002, Mr. Allan was also appointed Chief Executive Officer.

        Mr. Davies. Mr. Davies was Chairman and Chief Executive Officer of Sterling from May 1997 to July 2001 and was its President from May 1997 to January 1999. He has served as a director of Sterling since May 1997 and previously served as a director of SCPI and Sterling from 1991 through 1994. Mr. Davies was a Vice President of Wexford Capital Corporation, which acts as the investment manager to several private investment funds, from 1994 to March 1997. From November 1995 to March 1997 Mr. Davies also served as Executive Vice President of Wexford Management LLC, a private investment management company. Mr. Davies is a managing director of Greenwich Power, which provides financial and investment consultancy services to corporations with interests primarily in energy-related fields. He is also a director of Industrial Acoustics Company, Inc.

        Mr. Frank. Mr. Frank was a founder of the Steel City Products business more than 55 years ago. He has served as Chairman for more than the last five years and was Chief Executive Officer until May 2002.

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

        Based solely on a review of those reports and amendments thereto furnished to the Company during its most recent fiscal year or written representations by Insiders that no Forms 5 were required to be filed, the Company believes that during the fiscal year ended December 31, 2002 all Section 16(a) filing requirements applicable to the Company's Insiders were satisfied.

REPORT OF THE AUDIT COMMITTEE FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

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

        The following table sets forth the aggregate fees, both billed and unbilled to the Company for the year ended December 31, 2002 by its current independent auditors, Grant Thornton LLP:

Grant Thornton LLP
Audit fees                                                             $66,000
Financial information system design and implementation                    --
All other fees                                                            --

        In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors, and the Board has approved that the audited financial statements be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION.

        This item contains information about compensation, stock options grants and employment arrangements and other information concerning certain of the executive officers and the directors of the Company.

SUMMARY COMPENSATION TABLE

        The following table sets forth the compensation the Company paid or accrued for services rendered in the Company's 2002, 2001 and 2000 fiscal years by the Chief Executive Officer and the other executive officers of the Company whose compensation exceeded $100,000 in fiscal 2002 and who were serving at the end of the 2002 fiscal year. Fiscal 2001 included only ten months.

                                     Annual Compensation                    Long-term Compensation Awards
                                     -------------------                    -----------------------------
  Name and Principal        Year     Salary     Bonus   Other Annual     Securities Underlying     All other
  Position                                              Compensation*          Options**          Compensation
Bernard H. Frank(1)         2002    $ 53,462        --        --                 2,500             $15,067(2)
Chairman                    2001    $ 49,075   $20,833        --                    --             $11,590
                            2000    $ 50,242   $25,000        --                    --             $13,908

Terrance W. Allan           2002    $177,424   $25,118        --                 5,000                  --
Chief Executive Officer     2001    $124,385   $40,771        --                    --                  --
and President               2000    $132,072   $60,515        --                    --                  --


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

(2) This amount consists of $6,504, $5,508 and $1,896 that Mr. Frank receives annually under three substantially identical agreements amended in 1987 in consideration of the waiver by Mr. Frank of his bankruptcy claims for annuity rights in the Company's predecessor's bankruptcy. For the ten months ended December 31, 2001, Mr. Frank was paid $11,590. In fiscal 2002, Mr. Frank received 13 payments.

COMPENSATION AGREEMENTS

         Mr. Frank. In fiscal 1997, in light of the Company's financial performance, Mr. Frank voluntarily reduced his annual salary by 50%. In February 1998, Mr. Frank's annual base salary was set by agreement at $50,000; he was granted participation in a deferred compensation program commencing March 1, 1998 providing for the payment to him of $5,000 per month for twenty-four months to compensate him for the portion of his salary previously foregone by him; and commencing March 1, 1998, Mr. Frank was made eligible to participate in a bonus program pursuant to which the Compensation Committee of the Board of Directors in its discretion and after reviewing the Company's performance and cash position may grant to him on a quarterly basis a bonus not to exceed $25,000 in the aggregate in any one fiscal year. In fiscal 2001, Mr. Frank was paid $6,250 in respect of this bonus plan. After a significant customer filed for bankruptcy in August 2001, Mr. Frank voluntarily deferred payment of all of his annual base salary. Such deferral was reflected as an accrued liability of the Company, and Mr. Frank began receiving his regular salary in January 2002. In April 2002, Mr. Frank's employment agreement and all accrued but unpaid amounts were restructured to provide for an annual salary beginning in 2003 of $30,000 and an annual salary of $15,000 in 2004. His accrued but unpaid bonus aggregating approximately $33,000 is being repaid in monthly installments of approximately $900 through January 2005. Mr. Frank's deferred compensation (aggregating approximately $13,500) is to be repaid through a $10,000 payment in 2003 and the balance in 2004.

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

         Mr. Allan. The Company has an employment agreement with Mr. Allan (sometimes hereinafter referred to as the "executive") which commenced May 1, 2000 that provides for a base salary of $133,000 with annual salary increases. Payment of the increase due in September 2001 and part of his regular salary was voluntarily deferred by Mr. Allan in light of the Chapter 11 filing of Ames, one of the Company's largest customers. The deferral was reflected as an accrued liability of the Company. In January 2002, Mr. Allan began receiving his entire regular salary. The agreement provided for the payment of an annual management bonus based upon the defined profits of the Company's operating division and an executive bonus calculated as a percentage of defined annual profits of the Company that exceeded $2,000,000; these bonus provisions were superseded in 2002 by Mr. Allan's participation in a new bonus plan for all members of SCPI's management. Pursuant to the bonus program, Mr. Allan is entitled to a profit-based bonus based on achievement of budgeted EBITDA, ranging from 8% of his base salary if 75% of the budgeted level is achieved, to 51% of base salary if EBITDA equals twice the budgeted level. In addition, Mr. Allan is entitled to a discretionary bonus of up to one-third of the profit-based bonus paid. The initial term of the agreement, as extended, expires on September 30, 2003, and may be extended thereafter on a year-to-year basis.

         The agreement also provides that if the executive's employment terminates by reason of his death or disability, he is entitled to the greater of one year's salary or the salary for the balance of the term of the agreement and the bonus that would otherwise have been paid to him. If the executive's employment is otherwise terminated without cause, he is entitled to his salary and bonuses for the greater of one year or the balance of the term of the agreement.

         The agreement also provides for certain termination rights in the event of a change in control of the Company. Change in control is defined to include certain changes in the make-up of the Company's board of directors or a sale of the Company's assets or business. The executive has the right to terminate his employment within six months following a change in control and be paid his base salary for a period of up to 24 months following such termination. In the event of any termination other than for cause, or voluntary resignation in the absence of a change in control, the executive's options become fully exercisable for a period of one-year following termination. If a change in control had occurred on December 31, 2002, and if Mr. Allan had exercised his rights of termination, payments by the Company would have been approximately $290,000 in the aggregate.

STOCK OPTION GRANTS.

         In fiscal 2002, 5,000 and 2,500 options for shares of Sterling stock were granted to Messrs. Allan and Frank, respectively. These options vest over a four-year period, with one-quarter of the total immediately exercisable. During fiscal 2001 no option grants relating to the Company's shares were made to any of the named executive officers.

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         During fiscal 2001, no options were exercised by any of the named executive officers.

         The following table sets forth certain information at December 31, 2002, the Company's fiscal year end, based upon the closing price per share of Sterling's common stock, ($1.75) on that date, as they relate to stock options held at that date by each of the individuals named in the Summary Compensation Table. The "value" of unexercised in-the-money options is the difference between the market value of the common stock subject to the options at December 31, 2002 and the exercise (purchase) price of the option shares.

                                                Number of Securities                 Value of Unexercised
                                               Underlying Unexercised                In-The-Money Options
                                             Options at Fiscal Year End               at Fiscal Year End
                                           Exercisable      Unexercisable       Exercisable       Unexercisable
                                           -----------      -------------       -----------       -------------
STERLING COMMON STOCK
Bernard H. Frank                              76,702            1,875             $15,969             $469
Terrance W. Allan                             40,331            3,750             $15,125             $938

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

         This report has been prepared by the Compensation Committee of the Board of Directors of the Company and addresses the Company's compensation policies with respect to the Chief Executive Officer and executive officers of the Company in general for the 2002 fiscal year. Except for Mr. Frank, each member of the Committee is a non-employee director.

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

CHIEF EXECUTIVE OFFICER'S COMPENSATION

         Mr. Allan is compensated under a written employment agreement, which is reviewed by Sterling's Compensation Committee and approved by the Company's Compensation Committee.

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

The Compensation Committee:         Bernard H. Frank
                                    Joseph P. Harper, Sr.

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

PERFORMANCE GRAPH

         The following graph assumes an investment of $100 on December 31, 1997 and compares annual changes thereafter in the market price of the Company's Common Stock with (i) the Dow Jones Global US Market Index (a broad market index), and (ii) the Dow Jones Retailers - Other Specialty Index, a group of companies whose marketing strategy is focused on a limited product line, such as automotive parts. Both indices are published in the Wall Street Journal. Sterling owns 100% of the preferred stock of the Company and 10% of the outstanding common stock, thus Sterling retains most of the value of SCPI.

                           STEEL CITY PRODUCTS, INC.

         Dow Jones - Other Specialty   Dow Jones - Total Return         SCPI
1997              100                          100                      100
1998              120                          125                       50
1999              128                          153                       50
2000              150                          139                      100
2001              158                          122                       33
2002              132                           95                       17

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT.

         The following tables set forth certain information regarding beneficial ownership of the Common Stock at March 1, 2003. Except as otherwise indicated in the footnotes, the Company believes that the beneficial owners of the Common Stock listed in this Item 12, based on information furnished by such owners, have sole investment and voting power with respect to the shares of Common Stock shown as beneficially owned by them.

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

                                                         Number of Shares of      Percentage of
               Name                                          Common Stock             Class
               ----
Maarten D. Hemsley...................                           --(1)                  --
Bernard H. Frank.......................                         --(1)                  --
Terrance W. Allan.....................                          --(1)                  --
John D. Abernathy.....................                          --                     --

All directors and executive officers
as a group, 5 persons..................                         --(1)                  --

*  Less than 1%

(1) Stock options for the Company's stock, issued in 1991 and exercisable at $0.625 per share, expired January 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Reference is made to "Compensation of Directors" and "Compensation Committee Interlocks and Insider Participation" in Item 11, above.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

         The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-14 (c) and 15d-14 (c)) as of a date within 90 days before the filing date of this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Annual Report on Form 10-K has been made known to them in a timely fashion. There have been no significant changes in internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of this report.

     1. Financial Statements:

        Independent Auditors' Reports

        Consolidated Balance Sheets: December 31, 2002 and December 31, 2001

        Consolidated Statements of Operations for the fiscal periods ended
             December 31, 2002, December 31, 2001 and February 28, 2001

        Consolidated Statements of Stockholders' Deficiency for the fiscal periods ended December 31, 2002, December 31, 2001 and February 28, 2001

        Consolidated Statements of Cash Flows for the fiscal periods ended
             December 31, 2002, December 31, 2001 and February 28, 2001

        Notes to Consolidated Financial Statements

2.      Schedule II - Valuation and Qualifying Accounts

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3.      Certifications

4.      Exhibits

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

  10.13          Second Amendment to the Revolving Credit Agreement between
                 National City Bank of Pennsylvania and Steel City Products,
                 Inc. dated December 12, 2001. (filed as exhibit 10.13 to the
                 Company's Form 10-K for the Transition Period ended December
                 31, 2001)

  10.14          Third Amendment to the Revolving Credit Agreement between
                 National City Bank of Pennsylvania and Steel City Products,
                 Inc. dated June 27, 2002 (filed as Exhibit 10.2 to the
                 Company's Form 10-Q for the quarter ended June 30, 2002).

  10.15          Fourth Amendment to the Revolving Credit Agreement between
                 National City Bank of Pennsylvania and Steel City Products,
                 Inc. dated September 25, 2002 (filed as Exhibit 10.3 to the
                 Company's Form 10-Q for the quarter ended September 30, 2002).

 *10.16          Fifth Amendment to the Revolving Credit Agreement between
                 National City Bank of Pennsylvania and Steel City Products,
                 Inc. dated November 30, 2002.

     21          Subsidiaries at December 31, 2002:

                           Oakhurst Holdings, Incorporated - Delaware

-----------------

#Management contract or compensatory plan or arrangement.

*Filed herewith

(b)  Reports on Form 8-K:

                  None

         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Steel City Products, Inc.:

We have audited the accompanying consolidated balance sheets of Steel City Products, Inc. and subsidiary as of December 31, 2002 and December 31, 2001 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year ended December 31, 2002 and the ten months ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steel City Products, Inc. and subsidiary as of December 31, 2002 and December 31, 2001 and the results of their operations and their cash flows for the year ended December 31, 2002 and the ten months ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

We also audited Schedule II for the year ended December 31, 2002 and for the ten months ended December 31, 2001. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information therein.

/s/ Grant Thornton LLP

Southfield, Michigan
February 3, 2003

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Steel City Products, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' deficiency, and cash flows of Steel City Products, Inc. and subsidiary for the year ended February 28, 2001. Our audit also included the consolidated financial statement schedule listed at Item 15(a)(2) for the year ended February 28, 2001. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Steel City Products, Inc. and subsidiary for the year ended February 28, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule for the year ended February 28, 2001, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

/s/ Deloitte and Touche LLP

Pittsburgh, Pennsylvania
July 6, 2001

                            STEEL CITY PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     December 31,   December 31,
                                                                                         2002           2001
                                                                                         ----           ----
                                      ASSETS
Current assets:
     Cash.......................................................................     $        296   $      263
     Trade accounts receivable, less allowance of $841 and $588, respectively...            2,156        1,963
     Inventories................................................................            3,141        3,533
     Deferred tax asset.........................................................              170          170
     Other......................................................................              102           91
                                                                                     ------------   ----------
               Total current assets.............................................            5,865        6,020

Property and equipment, at cost.................................................            1,416        1,315
     Less accumulated depreciation..............................................           (1,088)        (988)
                                                                                     ------------   ----------
                                                                                              328          327
Deferred tax asset, long term...................................................              557          630
Other assets....................................................................              156          157
                                                                                     ------------   ----------
                                                                                     $      6,906   $    7,134
                                                                                     ============   ==========

                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
     Accounts payable...........................................................     $      4,120   $    4,323
     Accrued compensation.......................................................              383          324
     Current maturities of long-term obligations................................               77           83
     Other......................................................................              159          130
                                                                                     ------------   ----------
               Total current liabilities........................................            4,739        4,860

Long-term obligations:
     Long-term debt.............................................................            2,617        2,535
     Long-term debt, due to parent..............................................              500          500
     Other long-term obligations................................................               57          100
                                                                                     ------------   ----------
                                                                                            3,174        3,135

Commitments and contingencies...................................................               --           --

Stockholders' deficiency:
     Preferred stock, par value $0.01 per share; authorized 5,000,000 shares,
           issued 1,938,526 shares; liquidation preference $10,135..............               19           19
     Common stock, par value $0.01 per share; authorized 5,000,000 shares,
           issued 3,238,061 shares..............................................               32           32
     Additional paid-in capital.................................................           43,824       43,824
     Deficit....................................................................          (35,004)     (35,422)
     Advances to Sterling Construction Company, Inc. (See Note 3)...............           (9,877)      (9,313)
     Treasury stock, at cost, 207 common shares.................................               (1)          (1)
                                                                                     ------------   ----------
               Total stockholders' deficiency...................................           (1,007)        (861)
                                                                                     ------------   ----------
                                                                                     $      6,906   $    7,134
                                                                                     ============   ==========

   The accompanying notes are an integral part of these financial statements
                            STEEL CITY PRODUCTS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     Fiscal Year    Fiscal Year     Fiscal Year
                                                                        Ended          Ended           Ended
                                                                    December 31,    December 31,    February 28,
                                                                        2002            2001            2001
                                                                        ----            ----            ----
                                                                                    (ten months)
                                                                                    ------------
Sales..........................................................     $     22,570    $     17,467    $     20,694
Interest income................................................              199             255             416
Other income...................................................              272             124             448
                                                                    ------------    ------------    ------------
                                                                          23,041          17,846          21,558
                                                                    ------------    ------------    ------------

Cost of goods sold, including buying, occupancy and
warehouse expenses.............................................           18,917          14,865          17,436
Selling and administrative expenses............................            3,084           2,415           3,078
Provision for doubtful accounts................................              259             483              30
Interest expense...............................................              276             275             433
                                                                    ------------    ------------    ------------
                                                                          22,536          18,038          20,977
                                                                    ------------    ------------    ------------
Income (loss) before and income taxes..........................              505            (192)            581

Current income tax (expense)...................................              (14)            (14)            (27)
Deferred income tax (expense) benefit..........................              (73)            800               -
                                                                    ------------   -------------    ------------
     Total tax (expense) benefit...............................              (87)            786             (27)
                                                                    ------------    ------------    ------------

Net income.....................................................              418             594             554

Effect of Series A Preferred Stock dividends...................           (1,014)           (850)         (1,014)
                                                                    ------------    ------------    ------------

Net loss attributable to common stockholders...................     $       (596)   $       (256)   $       (460)
                                                                    ============    ============    ============

Basic and diluted net loss per share:
     Net loss attributable to common stockholders after
          preferred stock dividends............................     $      (0.18)   $      (0.08)   $      (0.14)
                                                                    ============    ============    ============

Weighted average number of shares outstanding used in
     computing per share amounts...............................        3,238,061       3,238,061       3,238,061
                                                                    ============    ============    ============

    The accompanying notes are an integral part of these financial statements

                            STEEL CITY PRODUCTS, INC.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                             (DOLLARS IN THOUSANDS)

                                                                                          Advances
                                                                                             to
                                                                                          Sterling
                                                             Additional                 Construction
                                     Preferred    Common      Paid-In      Retained       Company,       Treasury
                                       stock      stock       Capital      Deficit          Inc.          stock        Totals
                                       -----      -----       -------      -------          ----          -----        ------
BALANCE AT FEBRUARY 29, 2000         $   19       $  32      $   43,824    $(36,570)    $     (8,330)   $     (1)    $ (1,026)
Change in advances to Sterling
Construction Company, Inc.                                                                      (653)                    (653)
Net income                                -           -               -         554                -           -          554
                                     ------       -----      ----------    --------     ------------    --------     --------
BALANCE AT FEBRUARY 29, 2001             19          32          43,824     (36,016)          (8,983)         (1)      (1,125)
Change in advances to Sterling
Construction Company, Inc.                                                                      (330)                    (330)
Net income                                -           -               -         594                -           -          594
                                     ------       -----      ----------    --------     ------------    --------     --------
BALANCE AT DECEMBER 31, 2001             19          32          43,824     (35,422)          (9,313)         (1)        (861)
Change in advances to Sterling
Construction Company, Inc.                                                                      (564)                    (564)
Net income                                -           -               -         418                -           -          418
                                     ------       -----      ----------    --------     ------------    --------     --------
BALANCE AT DECEMBER 31, 2002         $   19       $  32      $   43,824    $(35,004)    $     (9,877)   $     (1)      (1,007)
                                     ======       =====      ==========    ========     ============    ========     ========

    The accompanying notes are an integral part of these financial statements

                            STEEL CITY PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                               Fiscal Year    Fiscal Year       Fiscal Year
                                                                                  Ended           Ended            Ended
                                                                               December 31,   December 31,   February 28, 2001
                                                                               ------------   ------------   -----------------
                                                                                  2002            2001
                                                                                  ----            ----
                                                                                              (ten months)
                                                                                              ------------
Cash flows from operating activities:
      Net income ...........................................................   $        418   $        594   $             554
      Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization .....................................            149            120                 144
         Bad debt expense ..................................................            259            483                  30
         Deferred tax expense (benefit) ....................................             73           (800)                  -
         Other .............................................................              -              -                (164)
      Other changes in operating assets and liabilities:
         Accounts receivable ...............................................           (452)           145                (143)
         Inventories .......................................................            392            618                 644
         Accounts payable ..................................................           (203)           (66)               (480)
         Other .............................................................             39             24                  (5)
                                                                               ------------   ------------   -----------------

Net cash provided by operating activities ..................................            675          1,118                 580
                                                                               ------------   ------------   -----------------

Cash flows from investing activities:
      Additions to property and equipment ..................................            (69)           (29)                (55)
                                                                               ------------   ------------   -----------------

Cash flows from financing activities:
      Net borrowings/(repayments) under revolving
      credit agreement .....................................................             82           (929)                292
      Net increase in advances to Sterling Construction
      Company, Inc. ........................................................           (564)          (330)               (653)
      Proceeds from related-party long-term borrowings......................              -            500                   -
      Principal payments on long-term obligations ..........................            (81)           (63)                (68)
      Deferred loan costs ..................................................            (10)           (87)                (20)
                                                                               ------------   ------------   -----------------
Net cash used in financing activities ......................................           (573)          (909)               (449)
                                                                               ------------   ------------   -----------------

Net increase in cash .......................................................             33            180                  76
Cash at beginning of year ..................................................            263             83                   7
                                                                               ------------   ------------   -----------------
Cash at end of year ........................................................   $        296   $        263   $              83
                                                                               ============   ============   =================

Supplemental disclosures of cash flow information:
      Cash paid during the year for:
      Interest .............................................................   $        278   $        284   $             452
                                                                               ============   ============   =================
      Income taxes, net of refunds received ................................   $         14   $         13   $               1
                                                                               ============   ============   =================

Supplemental disclosure of non-cash financing activities:
      Capital lease obligations for new equipment ..........................   $         32   $          -   $              71
                                                                               ============   ============   =================

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

Business Activities:

         Steel City Products, Inc. ("SCPI" or "the Company") is a wholesale distributor of automotive accessories, non-food pet supplies and lawn and garden products, operating under the trade name Steel City Products, selling mainly to supermarket retailers, drug stores, discount retail chains, hardware and automotive specialty stores, based principally in the Northeastern United States. SCPI is a majority-owned subsidiary of Sterling Construction Company, Inc., ("Sterling") (see Note 2).

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

Fiscal Year:

         Prior to November 2001, the Company's fiscal year ended on the last day of February. In November 2001, the Company's directors approved a change in its fiscal year end to December 31. Fiscal 2002 relates to the 12 months from January 1, 2002 through December 31, 2002. The ten-month transition period ended December 31, 2001 is referred to herein as fiscal 2001, the twelve months ended February 28, 2001 is referred to as fiscal 2000 and the twelve months ended February 29, 2000 is referred to as fiscal 1999.

Concentration of Credit Risk:

         Financial instruments, such as accounts receivable, potentially subject the Company to credit risk. The Company performs ongoing credit evaluations of its customers' financial condition, and maintains a provision for potential credit losses based upon expected collectibility of all accounts receivable. At December 31, 2002 five customers carried accounts receivable balances in excess of 10% of total accounts receivable, aggregating 62% of total accounts receivable. At December 31, 2001, four customers carried accounts receivable balances in excess of 10% of total accounts receivable, which aggregated 75% of total accounts receivable.

Accounts Receivable Allowance:

         The Company extends credit to its customers based on an evaluation of the customer's financial condition. The Company maintains an allowance for doubtful accounts, which is reviewed periodically based on customer credit history reports. The Company believes it conservatively estimates its doubtful account analysis. In July 2001, a significant customer, Ames Department Stores, filed for bankruptcy and the allowance for doubtful accounts was increased by approximately $400,000. In July 2002, Ames liquidated its business, resulting in an additional increase to doubtful accounts of approximately $250,000.

Customer Incentives:

         Incentives received from vendors of the Company are passed on to the Company's customers upon completion of promotional events, or maintenance of sales thresholds in the form of discounts or rebates. The Company records these incentives, when received, as a liability in a pooled account and relieves the account as claims are paid. If certain documentation is not provided, or if sales thresholds are not met, the Company records the excess funds as income not less than 90 days nor more than nine months from the expiration of the promotion. During fiscal 2002, the Company received vendor incentives of approximately $400,000, of which approximately $200,000 had been paid to claimants. At December 31, 2002, approximately $100,000 remained as a reserve against future claims.

Inventories:

         Inventories are valued at the lower of cost, as determined by the first-in first-out (FIFO) method, or market.

Property and Equipment:

         Depreciation and amortization are computed using the straight-line method. Estimated useful lives used for computing depreciation and amortization are: leasehold improvements, 10 years, and office furniture, warehouse equipment and vehicles, 3-10 years. Depreciation expense was approximately $100,000 for the fiscal year ended December 31, 2002 and $88,000 and $118,000 in fiscal 2001 and 2000, respectively.

Other Assets:

         Other assets include goodwill associated with the acquisition of Steel City Products in 1982, which was amortized over 40 years until the complete adoption of SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and other Intangibles". The unamortized carrying value at December 31, 2002 and December 31, 2001 is approximately $127,000 and $129,000, respectively. Accumulated amortization at December 31, 2002 and December 31, 2001 is approximately $126,000 and $127,000, respectively. In accordance with the provisions of SFAS No. 142, goodwill is no longer being amortized. In accordance with SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets", the Company performed impairment testing in the second and fourth quarter of fiscal 2002. The analysis did not indicate impairment of the Company's recorded goodwill.

         The following table adjusts net loss for the add back of goodwill amortization as of the year ended December 31, 2002, the ten months ended December 31, 2001 and the year ended February 28, 2001 (dollar amounts in thousands, except per share amounts):

                                              Fiscal year ended         Ten months ended         Fiscal year ended
                                              December 31, 2002         December 31, 2001        February 28, 2001
                                              -----------------         -----------------        -----------------
Reported net loss:                                $ (596)                   $ (256)                    $ (460)
Add back goodwill amortization:                        1                         5                          6
                                                  ------                    ------                     ------
Adjusted net loss:                                $ (595)                   $ (251)                    $ (454)
                                                  ======                    ======                     ======

Basic and diluted loss per share:
Reported net loss per share:                      $(0.18)                   $(0.08)                    $(0.14)
Goodwill amortization                               0.00                      0.00                       0.00
                                                  ------                    ------                     ------
Adjusted net loss per share:                      $(0.18)                   $(0.08)                    $(0.14)
                                                  ======                    ======                     ======

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

         Expenses incurred for handling goods in preparation for shipment to customers totaled $875,000, $736,000 and $898,000 during fiscal 2002, 2001 and 2000, respectively. These expenses are primarily related to warehouse personnel and related expenses and are presented in the financial statements as part of cost of goods sold. Prior to fiscal 2002, handling expenses were reported as part of operating, selling and administrative expenses. In fiscal 2002, these expenses are included as a component of cost of goods sold. Years prior to fiscal 2002 have been reclassified to reflect this treatment.

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

Earnings Per Share:

         Basic earnings or loss per share is computed by dividing the net earnings or net loss attributable to common stockholders by the weighted average number of common shares outstanding during the year. Loss per share amounts do not include shares of common stock issuable upon the exercise of stock options since that would have an antidilutive effect and reduce net loss per share. In January 2002, all outstanding options, covering the purchase of 126,198 shares of common stock, expired. At December 31, 2001 and February 28, 2001, there were options to purchase 126,198 shares of common stock outstanding.

Stock Based Compensation:

         The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

         In recent years, stock-based compensation in the form of options granted to employees of SCPI were options to purchase stock of SCPI's parent, Sterling. No stock-based employee compensation cost is reflected in net income, as all options granted under the Sterling stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation (dollars in thousands, except per share data).

                                                Fiscal year ended        Ten months ended        Fiscal year ended
                                                December 31, 2002        December 31, 2001       February 28, 2001
                                                -----------------        -----------------       -----------------
Net loss, as reported                                $  (596)                 $  (256)                $  (460)
Deduct:   Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                      (16)                     (15)                     (8)
                                                     -------                  -------                 -------
Proforma net loss                                    $  (612)                 $  (271)                $  (468)
Basic and diluted net loss per share:
As reported                                          $ (0.18)                 $ (0.08)                $ (0.14)
Proforma                                             $ (0.18)                 $ (0.08)                $ (0.14)

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

         There was no effect on the financial statements upon adoption of this new standard on March 1, 2001.

New Accounting Pronouncements:

         During June 2001, the Financial Accounting Standards Board issued two new accounting standards, Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangibles".

         SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations initiated prior to July 2001. SFAS No. 142, which became effective January 1, 2002, discontinued the requirement for amortization of goodwill and indefinite-lived intangible assets, and instead requires an annual review of the impairment of those assets. Impairment is to be examined more frequently if certain indicators appear. Intangible assets with a determinable life will continue to be amortized. The Company has determined that the adoption of these statements did not have a material effect on its financial statements.

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

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FAS Statement No. 13, and Technical Corrections ("SFAS 145"). This statement rescinds the requirement in SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, that material gains and losses on the extinguishment of debt be treated as extraordinary items. The statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Finally the standard makes a number of technical corrections to other standards. The provisions of the statement relating to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. Provisions of the statement relating to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002 and the other provisions of the statement are effective for financial statements issued on or after May 15, 2002. The Company has reviewed SFAS 145 and concluded that its adoption will not have a material effect on its consolidated financial statements.

         In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities ("SFAS 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS 146 will require a Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred and can be measured at fair value. SFAS 146 is effective for exit or disposal activities of the Company that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's consolidated financial statements.

         In December, 2002, the FASB issued FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions for SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reporting containing financial statements for interim periods beginning after December 15, 2002. The Company adopted Statement No. 148 in January 2003, and will transition utilizing the prospective method for options granted after January 1, 2003. The Company does not believe the effect of adoption SFAS No. 148 will have a material effect on its financial position or results of operations.

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

         The Series A Preferred Stock carries a dividend rate of $0.5228 per share and has a redemption price and liquidation preference of $5.2282 per share plus any accumulated dividends in arrears. Through December 31, 2002, dividends of approximately $11.5 million have accumulated since the effective date of the merger; of this amount, approximately $3.6 million has been declared by SCPI's Board of Directors and paid. Approximately $7.9 million of undeclared dividends in arrears were outstanding at December 31, 2002. The Series A Preferred Stock has voting rights that are ten times greater than the common stock voting rights.

3. ADVANCES TO STERLING CONSTRUCTION COMPANY, INC.

         Until March 2002, SCPI participated in a cash concentration system with Sterling, whereby available cash at SCPI was transferred to Sterling. Since March 2002, SCPI has upstreamed to Sterling only the cash needed to cover Sterling's operating expenses. Any available cash that has been transferred to Sterling has been reflected as an addition to the advances to Sterling. Such advances bear interest at a rate sufficient to reimburse the Company for interest paid on its revolving line of credit. Interest income recorded for the periods ended December 31, 2002, December 31, 2001 and February 28, 2001 was $199,000, $256,000 and $415,000, respectively.

         Advances made to Sterling of $9.9 million and $9.1 million as of December 31, 2002 and December 31, 2001, respectively, are classified as a component of stockholders' deficiency.

4. PROPERTY AND EQUIPMENT

         Property and equipment are summarized as follows (in thousands):

                                                                              December 31, 2002    December 31, 2001
                                                                              -----------------    -----------------
Leasehold improvements....................................................      $        403           $       359
Office furniture, warehouse equipment and vehicles........................             1,013                   956
                                                                                ------------           -----------
                                                                                       1,416                 1,315
Less accumulated depreciation.............................................            (1,088)                 (988)
                                                                                ------------           -----------
                                                                                $        328           $       327
                                                                                ============           ===========

         Warehouse equipment financed under capital leases amounted to $268,000 and $232,500 for fiscal 2002 and fiscal 2001, respectively. Accumulated depreciation related to such equipment was $190,720 and $158,985 at December 31, 2002 and December 31, 2001, respectively.

5. LONG-TERM OBLIGATIONS

   Long-term obligations consist of the following (in thousands):

                                                                                   December 31, 2002   December 31, 2001
                                                                                   -----------------   -----------------
Revolving Credit Agreement due in May 2004 .....................................        $2,617              $2,535
Subordinated promissory note due December 2004 .................................           500                 500
Capital lease obligations for computer and warehouse equipment, due
monthly through December 2005 ..................................................           107                 123
Subordinated loan for leasehold improvements, due monthly through October
2003 ...........................................................................            18                  39
Other ..........................................................................             9                  21
                                                                                        ------              ------
                                                                                         3,251               3,218
Less current portion ...........................................................            77                  83
                                                                                        ------              ------
                                                                                        $3,174              $3,135
                                                                                        ======              ======

         In July 2001, the Company replaced its existing line of credit with financing from an institutional lender (the "Revolver"). The Revolver was for a term of two years in the amount of $4.5 million, subject to a borrowing base. The Revolver initially carried an interest rate equal to prime plus 1%. Due to concerns stemming from the bankruptcy filing of Ames in August 2001, the Revolver was amended to shorten the term of the line and increase the interest rate to the prime rate plus 1.5%. Upon satisfaction to the lender of SCPI's ability to obtain new customers and maintain sales and profitability levels, the Revolver was again amended in December 2001 to provide for a line of $5.0 million, subject to a borrowing base, and to extend the term to May 31, 2003. In fiscal 2002, further amendments to the Revolver were made to extend the maturity date to May 31, 2004 and to remove one restriction on the calculation of the borrowing base. At December 31, 2002, the outstanding balance on the Revolver was $2.6 million. The rate of interest on the Revolver at December 31, 2002 was the prime rate plus 1.5% (effective rate of 5.75%). The Revolver is secured by the assets of SCPI and is subject to the maintenance of certain financial covenants. At December 31, 2002, the Company was in compliance with its financial covenants.

         At December 31, 2002, the borrowing base under the Revolver was approximately $2.8 million. During fiscal 2002, the borrowing base ranged from $2.0 million to $3.8 million, and averaged approximately $3.3 million.

         In conjunction with the December 2001 amendment to the SCPI Revolver and to improve the Company's working capital position through the purchase of additional inventory, Sterling advanced SCPI $500,000 under a subordinated promissory note (the "Subordinated Sterling Note"). The Subordinated Sterling Note, which is subordinate to the SCPI Revolver, matures in a single installment in December 2004, and bears interest at 12% per annum, payable monthly.

         Long-term obligations mature during each fiscal year as follows (in thousands):

               Fiscal
               ------
2003 .................................     $   77
2004 .................................      3,139
2005 .................................         21
2006 .................................          8
2007 .................................          6
                                           ------
Total ................................     $3,251
                                           ======

6. FINANCIAL INSTRUMENTS

         The carrying value of the Company's financial instruments, which include accounts receivable, accounts payable, the Revolver, the Subordinated Sterling Note, capital lease obligations and the Subordinated Loan approximate their fair value at December 31, 2002 and December 31, 2001.

7. INCOME TAXES AND DEFERRED TAX ASSET

         At December 31, 2002, SCPI and Sterling had aggregate net operating tax loss carry-forwards (the "Tax Benefits") of approximately $110 million, which expire in the tax years 2002 through 2021, which will shelter most of SCPI's income from federal income taxes. A change in control of SCPI or Sterling exceeding 50% in any three-year period may lead to the loss of the majority of the Tax Benefits. In order to reduce the likelihood of such a change of control occurring, SCPI's and Sterling's Certificates of Incorporation include restrictions on the registration of transfers of stock resulting in, or increasing, individual holdings exceeding 4.5% of each company's common stock.

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

         If future profit levels exceed current expectations, and economic or business changes warrant upward revisions in the estimate of the realizable value of net operating tax loss carry-forwards, the consequent reduction in the valuation allowance would result in a corresponding deferred tax benefit in future results of operations to the extent of the net cumulative aggregate charges of $2.5 million to deferred tax expense through fiscal 2002, and any benefit in excess of such charge would be reflected as an addition to paid-in capital. The accounting treatment to increase paid-in capital results from SCPI's quasi-reorganization accounting in fiscal 1990.

         In December 2001, management determined that it was more likely than not that the Company will continue to operate profitably. Previously, the consolidated group that includes SCPI and Sterling was not profitable and therefore the ability to utilize the net operating loss carryforwards was restricted. It is expected that the consolidated tax return of the group will show substantial taxable income. Therefore, management determined that the future operations of SCPI warranted a decrease in the valuation allowance so that SCPI recorded a net deferred tax asset of $800,000 in the transitional period ended December 31, 2001. In fiscal 2002 the Company re-evaluated its deferred tax asset, resulting in a provision of $73,000 in fiscal 2002 with a net asset of $727,000.

         Income tax expense consists of the following (in thousands):

                                                                        Fiscal Year Ended
                                                 December 31, 2002      December 31, 2001     February 28, 2001
                                                 -----------------      -----------------     -----------------
Current tax expense                                   $  272                $   14                 $  225
Decrease (increase) in deferred tax asset                 73                  (800)
Current tax benefit from utilization of net
operating tax loss carry-forwards                       (258)                   --                   (198)
                                                      ------                ------                 ------
Income tax expense (benefit)                          $   87                $ (786)                $   27
                                                      ======                ======                 ======

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and December 31, 2001 are as follows (in thousands):

                                                               December 31, 2002     December 31, 2001
                                                               -----------------     -----------------
Deferred tax assets:
     Compensation                                                  $     --              $     50
     Allowance for doubtful accounts                                    286                   200
     Other                                                              (21)                   37

     Net operating loss carryforward*                                45,982                46,240
                                                                   --------              --------
Total deferred tax assets                                          $ 46,247              $ 46,527
Deferred tax asset valuation allowance                              (45,520)              (45,727)
                                                                   --------              --------
Total net deferred tax asset                                       $    727              $    800
                                                                   ========              ========

         *Represents net operating loss carryforwards prior to 1991 at the federal statutory rate. Because tax returns are filed on a consolidated basis with Sterling, management has not attempted to distinguish net operating loss carryforwards attributable only to the Company since 1991.

         The income tax provision differs from the amount computed using the statutory federal income tax rate of 34% applied to net income before taxes for the following reasons (in thousands):

                                                                        Fiscal Year Ended
                                                        December 31,       December 31,     February 28,
                                                        ------------       ------------     ------------
                                                            2002              2001              2001
                                                            ----              ----              ----
Tax (benefit) expense based on the U.S. federal
statutory rate                                              $171             $ (65)             $198
State income tax expense net of refunds and federal
benefit                                                       14                14                22
Additional tax benefit recognized from utilization
of net operating loss carryforward                           (88)             (732)             (198)
Other                                                        (10)               (3)                5
                                                            ----             -----              ----
Income tax expense (benefit)                                $ 87             $(786)             $ 27
                                                            ====             =====              ====

         SCPI's and Sterling's aggregate net operating tax loss carry-forwards for federal income tax purposes at December 31, 2002 expire in tax years as follows (in thousands):

    December
    --------
      2003         $ 22,000
      2004           49,000
      2005           13,000
      2010            2,000
      2011            2,000
      2017            3,000
      2018            1,000
Thereafter           18,000
                   --------
                   $110,000
                   ========

8. STOCK OPTIONS

         In fiscal 1992, the Board of Directors granted options to purchase 215,987 shares of the Company's common stock to key employees and to members of the Board of Directors. The exercise price of the options, which was equal to the market value of the stock at the date of the grant, was $0.625. The options vested over four years from issuance. In fiscal 1996, 89,789 options expired. All options were fully vested and exercisable through January 2002 when they expired. Stock options outstanding at December 31, 2001 were 126,198.

         In recent years, stock-based compensation in the form of options granted to employees of SCPI were options to purchase stock of SCPI's parent, Sterling. No stock-based employee compensation cost is reflected in net income, as all options granted under the Sterling stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Most Sterling options granted to SCPI employees vest over a four-year period and expire 10 years after the grant date.

          For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the vesting period of the options. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                     Fiscal 2002                 Fiscal 2001            Fiscal 2000
                                     -----------                 -----------            -----------
Risk free interest rate                 4.00%                        4.50%                  6.00%
  Expected volatility                   79.0%                        35.1%                  79.0%
Expected life of option               10.0 years                  10.00 years            10.00 years
  Expected dividends                     None                         None                   None

         A summary of Sterling's options granted to employees of SCPI as of December 31, 2002, December 31, 2001 and February 28, 2001, and changes during the years then ended is presented below:

                                            Fiscal 2002                Fiscal 2001                 Fiscal 2000
                                       Shares     Price range     Shares     Price range     Shares     Price range
                                       ------     -----------     ------     -----------     ------     -----------
Outstanding, beginning of year          182,957  $ 0.88-$3.38     188,057   $ 0.88-$3.38     188,057    $0.88-$3.38
Granted                                  10,000  $ 1.50                --             --          --             --
Exercised                                    --            --          --             --          --             --
Forfeited/expired                       (29,157) $ 2.00            (5,100)  $ 1.00-$3.38          --             --
Outstanding, end of year                163,800  $ 0.88-$3.38     182,957   $ 0.88-$3.38     188,087    $0.88-$3.38
Exercisable at year end                 156,300  $ 0.88-$3.38     172,832   $ 0.88-$3.38     164,807    $0.88-$3.38

         The following information applies to Sterling options granted to SCPI employees at December 31, 2002:

                                          Options outstanding                                  Options exercisable
                                           Weighted average         Weighted average                    Weighted average
Range of exercise price   Number of   remaining contractual life   exercise price per    Number of     exercise price per
      per share            shares              (years)                  share             shares             share
     $0.88 - $3.88         113,300             2.99                         $1.07        113,300              $1.12
     $0.50 - $1.50          50,500             7.13                         $0.34         43,000              $0.28
                           -------                                                       -------              -----
                           163,800                                          $1.41        156,300              $1.41
                           =======                                                       =======              =====

9. EMPLOYEE PENSION PLAN

         Steel City Products maintains a profit-sharing plan ("the Plan") covering substantially all of its employees, whereby employees may contribute a percentage of compensation, limited to maximum allowed amounts under the Internal Revenue Code. The Plan provides for discretionary employer contributions, the level of which, if any, is to be determined annually by each company's Board of Directors. There were no discretionary contributions made by the Company for the fiscal years ended December 31, 2002, December 31, 2001 or February 28, 2001.

10. OPERATING LEASES

         In December 1997, the Company entered into an operating lease for its McKeesport, PA warehouse with an initial term through January 1, 2003, with one five-year renewal option. The Company exercised the renewal option in late 2002. The lease requires minimum rental payments of $247,000 per annum through December 2005, increasing to $259,000 through December 2007, and payment by the Company of certain expenses such as liability insurance, maintenance and other operating costs. With the addition of lawn and garden business in fiscal 2000, the Company entered into a lease agreement for additional warehouse and office space in Glassport, PA with an initial term of seven years, expiring December 2007, with one three-year renewal option.

         Minimum annual rentals for all operating leases having initial non-cancelable lease terms in excess of one year are as follows (in thousands):

Fiscal
2003.............................................               $   407
2004.............................................                   418
2005.............................................                   428
2006.............................................                   452
2007.............................................                   452
Thereafter.......................................                     0
                                                                -------
Total future minimum rental payments                            $ 2,157
                                                                =======

         Total rent expense for the fiscal years ended December 31, 2002, December 31, 2001 and February 28, 2001 was approximately $389,000, $313,000 and $268,000, respectively.

11. SEGMENT INFORMATION

         The Company's historical business has been the distribution of automotive related accessories. The distribution of pet supplies was added as a product line in fiscal 1995, and in fiscal 2000 the Company began to distribute lawn and garden products. The Company therefore operates in three operating segments: automotive products, ("Auto"), non-food pet products, ("Pet") and lawn and garden products ("Lawn"). Terrance Allan, SCPI's President and Chief Executive Officer, and Maarten Hemsley, its Chief Financial Officer, review the operating profitability of each segment and its working capital needs to allocate financial resources. The non-food pet operating segment assets and the lawn and garden segment assets consists solely of their inventories.

FISCAL YEAR ENDED 12/31/02

Segments                                              Auto        Pet       Lawn     Corporate    Total
                                                      ----        ---       ----     ---------    -----
Net sales                                           $ 15,306    $ 4,784    $ 2,480               $ 22,570
                                                    ========    =======    =======               ========
Operating profit (loss)                             $    312    $   838    $    95   $    (663)       582
Interest income                                                                            199        199
Interest expense                                         (17)                             (259)      (276)
                                                                                                 --------
Income before taxes                                                                                   505
Current income taxes                                                                                  (14)
Deferred tax expense                                                                                  (73)
                                                                                                 --------
Net income                                                                                       $    418
                                                                                                 ========
Depreciation and amortization                       $    100                         $      49   $    149
Segment assets                                      $  4,780    $   430    $   727   $     969   $  6,906
Capital expenditures                                $    101                                     $    101

FISCAL YEAR ENDED 12/31/01 (TEN MONTHS)

Segments                                              Auto        Pet       Lawn     Corporate    Total
                                                      ----        ---       ----     ---------    -----
Net sales                                           $ 13,645    $ 2,986    $   836               $ 17,467
                                                    ========    =======    =======               ========
Operating profit                                    $    (21)   $   471    $   (55)  $    (567)      (172)
Interest income                                                                            255        255
Interest expense                                         (15)                             (260)      (275)
                                                                                                 --------
Loss before taxes                                                                                    (192)
Current income taxes                                                                                  (14)
Deferred tax benefit                                                                       800        800
                                                                                                 --------
Net income                                                                                       $    594
                                                                                                 ========
Depreciation and amortization                       $     87                         $      33   $    120
Segment assets                                      $  5,040    $   461    $   433   $   1,200   $  7,134
Capital expenditures                                $     29                                     $     29

FISCAL YEAR ENDED 2/28/01

Segments                                              Auto        Pet       Lawn     Corporate    Total
                                                      ----        ---       ----     ---------    -----
Net sales                                           $ 17,653    $ 2,642    $   399               $ 20,694
                                                    ========    =======    =======               ========
Operating profit                                    $    619    $   355    $    44   $    (420)       598
Interest income                                                                            416        416
Interest expense                                         (17)                             (416)      (433)
                                                                                                 --------
Income before taxes                                                                                   581
Income taxes                                                                                           27
                                                                                                 --------

FISCAL YEAR ENDED 2/28/01

Segments                                              Auto        Pet       Lawn     Corporate    Total
                                                      ----        ---       ----     ---------    -----
Net income                                                                                       $    554
                                                                                                 ========
Depreciation and amortization                       $    118                         $      26   $    144
Segment assets                                      $  6,516    $   307    $   467   $     148   $  7,438
Capital expenditures                                $    126                                     $    126

12. MAJOR CUSTOMERS

         Sales to major customers representing individually more than 10% of sales during any of the latest fiscal years were as follows (in thousands):

                           Fiscal Year Ended           Fiscal Year Ended           Fiscal Year Ended
                           December 31, 2002           December 31, 2001           February 28, 2001
                           -----------------           -----------------           -----------------
                                                        (ten months)
                         Sales        % of Sales     Sales       % of Sales      Sales       % of Sales
Warehouse Sales         $ 3,711           16%       $ 2,193          13%           *              *
Kroger                  $ 3,591           16%       $ 2,758          16%        $ 2,057          10%
Ames                    $ 2,918           13%       $ 3,217          18%        $ 3,746          18%
Giant Eagle             $ 2,399           11%       $ 2,313          13%        $ 2,055          10%
American Sales             *               *        $ 1,863          11%          *              *

*did not represent more than 10% of sales

         In August 2001, Ames filed for Chapter 11 protection. SCPI continued to ship to Ames as debtor-in-possession under strict payment terms. Pre-petition sales to Ames during fiscal 2001 (mostly of automotive products) totaled $1.5 million, of which approximately $680,000 was unpaid at the time of Ames bankruptcy filing. Sales to Ames in fiscal 2002 prior to its liquidation in July, aggregated $2.9 million, with the increase primarily attributable to sales of pet supplies.

13. RELATED PARTY TRANSACTIONS

         In June 1995, SCPI engaged Oakhurst Management Corporation ("OMC"), a wholly-owned subsidiary of Sterling, to provide certain legal, management, investor relations, accounting, and tax services. SCPI's results for the fiscal years ended 2002, 2001 and 2000 include charges of approximately $457,000, $398,000 and $475,000, respectively, for these services. Management believes that the fees charged by OMC are reasonable for the services provided although objective data regarding fees that would be charged by an unaffiliated entity are not available. Fees are charged to the Company for actual services and expenses rendered.

14. PREFERRED STOCK DIVIDENDS

         Through December 31, 2002, the Company had not declared or paid Series A Preferred Stock dividends totaling approximately $7.9 million, for the period from August 1994. Any such dividends would be payable to Sterling. Dividends declared and paid in earlier years were used by Sterling in reduction of intercompany debt owed by Sterling to the Company. Accordingly, if such dividends were declared and paid by the Company, the effect would be a decrease in the intercompany loans owed by Sterling to the Company to approximately $2.0 million.

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
    (Dollar amounts in thousands, except per share data)

Fiscal 2002 quarter ended                   March 31      June 30     September 30    December 31       Total
Sales                                       $  6,547      $ 6,858       $  5,062       $   4,103      $  22,570
Gross profit                                   1,048        1,158            770             677          3,653

Net income/(loss)                                244          221            (81)             34            418
Preferred stock dividends                        253          253            252             256          1,014
Net (loss) income attributable to common
stockholders                                $     (9)     $   (32)      $   (333)      $    (222)     $    (596)

Net (loss) income per share
attributable to common stockholders         $     --      $ (0.01)      $  (0.10)      $   (0.07)     $   (0.18)

Fiscal 2001 quarter ended                    May 31      August 31    November 30*    December 31*      Total
Sales                                       $  5,719      $ 5,263       $  5,264       $   1,221       $ 17,467
Gross profit                                     783          889            791             139          2,602
Net income/(loss)                                 25         (204)            37             736            594
Preferred stock dividends                        255          255            255              85            850
Net income/(loss) attributable to common
stockholders                                $   (230)     $  (459)      $   (218)      $     651       $   (256)

Net loss per share
attributable to common stockholders         $  (0.07)     $ (0.14)      $  (0.07)      $    0.20       $  (0.08)

*In November 2001, the Board of Directors elected to change the Company's fiscal year end from the last day of February to December 31. There was no separately reported third quarter. Results for December include only one month. In December 2001, the Company recorded a credit to the deferred tax asset valuation allowance of $800,000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      STEEL CITY PRODUCTS, INC.

Dated: March 25, 2003                 By: /s/ Terrance W. Allan
                                          --------------------------------------
                                      Terrance W. Allan, Chief Executive Officer
                                      (duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 SIGNATURES                                 TITLES                    DATE
   /s/ Bernard H. Frank               Chairman of the Board       March 25, 2003
---------------------------------     Director
      Bernard H. Frank

  /s/ Maarten D. Hemsley              Chief Financial Officer     March 25, 2003
---------------------------------     (principal financial and
Maarten D. Hemsley                          accounting officer)
                                            Director

  /s/ Terrance W. Allan               Chief Executive Officer,    March 25, 2003
---------------------------------     President
Terrance W. Allan                     Director

  /s/ John D. Abernathy               Director                    March 25, 2003
---------------------------------
John D. Abernathy

  /s/ Joseph P. Harper, Sr.           Director                    March 25, 2003
---------------------------------
Joseph P. Harper, Sr.

                  Section 302 Certifications for the Signatures

                  CERTIFICATION FOR ANNUAL REPORT ON FORM 10-K

I, Terrance W. Allan, certify that:

         1. I have reviewed this annual report on Form 10-K of Steel City Products, Inc.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"), and

                  c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons performing the equivalent function);

                  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                       Date: March 25, 2003

                       By: /s/ Terrance W. Allan
                           ----------------------------------
                           Chief Executive Officer

                  CERTIFICATION FOR ANNUAL REPORT ON FORM 10-K

I, Maarten D. Hemsley, certify that

         1. I have reviewed this annual report on Form 10-K of Steel City Products, Inc.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"), and

                  c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons performing the equivalent function);

                  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                       Date: March 25, 2003

                       By: /s/ Maarten D. Hemsley
                           -------------------------------
                           Chief Financial Officer

                                                                     SCHEDULE II

                            STEEL CITY PRODUCTS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                             (DOLLARS IN THOUSANDS)

    Column A           Column B                 Column C                     Column D          Column E
                      Balance at                         Charges to other
                     beginning of     Charged to costs     accounts -       Deductions -     Balance at end
   Description          period          and expenses       describe         describe(A)        of period
Allowance for doubtful accounts deducted from trade
accounts receivable:
Years ended:
December 31, 2002       $ 588                259                -                 6             $ 841
December 31, 2001       $ 191                483                -                86             $ 588
February 28, 2001       $ 230                 30                -                69             $ 191

(A)  Amounts were deemed uncollectible

                                INDEX TO EXHIBITS

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

Exhibit No.                       Description
 #10.4      Form of Option Agreement dated August 29, 1991 with directors and executive officers (filed as Exhibit 10(t) to the
            Company's Annual report on Form 10-K for the fiscal year ended
            February 29, 1992).

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

 10.13      Second Amendment to the Revolving Credit Agreement between
            National City Bank of Pennsylvania and Steel City Products,
            Inc. dated December 12, 2001. (filed as exhibit 10.13 to the
            Company's Form 10-K for the Transition Period ended December
            31, 2001)

 10.14      Third Amendment to the Revolving Credit Agreement between
            National City Bank of Pennsylvania and Steel City Products,
            Inc. dated June 27, 2002 (filed as Exhibit 10.2 to the
            Company's Form 10-Q for the quarter ended June 30, 2002).

 10.15      Fourth Amendment to the Revolving Credit Agreement between
            National City Bank of Pennsylvania and Steel City Products,
            Inc. dated September 25, 2002 (filed as Exhibit 10.3 to the
            Company's Form 10-Q for the quarter ended September 30, 2002).

*10.16      Fifth Amendment to the Revolving Credit Agreement between
            National City Bank of Pennsylvania and Steel City Products,
            Inc. dated November 30, 2002.

    21      Subsidiaries at December 31, 2002:
            Oakhurst Holdings, Incorporated - Delaware

 *99.1      Certifications of Chief Executive Officer and Chief Financial
            Officer

-----------------

#Management contract or compensatory plan or arrangement.

*Filed herewith

(b)  Reports on Form 8-K:

                  None