Form 10-Q
period 2003-03-31
STEEL CITY PRODUCTS INC
filed 2003-05-15
CIK 46535

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31, 2003
                                    --------------

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X    No
                                               ---     ---

         Indicate by check mark whether the registrant is an accelerated filer
(as described in Rule 12b-2 of the Exchange Act). Yes     No X
                                                      ---   ---

         As of May 1, 2003, 3,238,061 shares of the Registrant's Common Stock, $0.01 par value per share were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART 1 - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    STEEL CITY PRODUCTS, INC. AND SUBSIDIARY




Condensed Consolidated Balance Sheets at March 31, 2003
and December 31, 2002............................................................       3


Condensed Consolidated Statements of Operations for the three month
periods ended March 31, 2003 and March 31, 2002..................................       4


Condensed Consolidated Statements of Cash Flows for the three month
periods ended March 31, 2003 and March 31, 2002..................................       5


Notes to Condensed Consolidated Financial Statements.............................       6

                            STEEL CITY PRODUCTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                     March 31,      December 31,
                                                                                        2003            2002
                                                                                    ------------    ------------
                                                      ASSETS
Current assets:
     Cash .......................................................................   $        585    $        296
     Trade accounts receivable, less allowance of $829 and $841, respectively ...          4,364           2,156
     Inventories ................................................................          4,824           3,141
     Deferred tax asset .........................................................            170             170
     Other ......................................................................            105             102
                                                                                    ------------    ------------
       Total current assets .....................................................         10,048           5,865

Property and equipment, at cost .................................................          1,417           1,416
     Less accumulated depreciation ..............................................         (1,110)         (1,088)
                                                                                    ------------    ------------
                                                                                             307             328
Deferred tax asset ..............................................................            473             557
Other assets ....................................................................            134             156
                                                                                    ------------    ------------
                                                                                    $     10,962    $      6,906
                                                                                    ============    ============

                                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
     Accounts payable ...........................................................   $      6,172    $      4,120
     Accrued compensation .......................................................            359             383
     Current maturities of long-term obligations ................................             60              77
     Short-term promissory note, related party ..................................            250              --
     Other ......................................................................             76             159
                                                                                    ------------    ------------
       Total current liabilities ................................................          6,917           4,739

Long-term obligations:
     Long-term debt .............................................................          4,448           2,617
     Long-term debt, related party ..............................................            500             500
     Other long-term obligations ................................................             52              57
                                                                                    ------------    ------------
                                                                                           5,000           3,174

Commitments and contingencies ...................................................             --              --

Stockholders' deficiency:
     Preferred stock, par value $0.01 per share; authorized 5,000,000 shares,
       issued 1,938,526 shares; liquidation preference $10,135 ..................             19              19
     Common stock, par value $0.01 per share; authorized 5,000,000 shares,
       issued 3,238,061 shares ..................................................             32              32
     Additional paid-in capital .................................................         43,824          43,824
     Deficit ....................................................................        (34,831)        (35,004)
     Advances to Sterling Construction Company, Inc .............................         (9,998)         (9,877)
     Treasury stock, at cost, 207 common shares .................................             (1)             (1)
                                                                                    ------------    ------------
       Total stockholders' deficiency ...........................................           (955)         (1,007)
                                                                                    ------------    ------------
                                                                                    $     10,962    $      6,906
                                                                                    ============    ============




         The accompanying notes are an integral part of these condensed consolidated financial statements

                            STEEL CITY PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                               Three months    Three months
                                                                   Ended          Ended
                                                                 March 31,      March 31,
                                                                   2003           2002
                                                               ------------    ------------
Sales ......................................................   $      6,019    $      6,548
Interest income ............................................             51              43
Other income ...............................................            158             187
                                                               ------------    ------------
                                                                      6,228           6,778

Cost of goods sold, including occupancy, buying and
warehouse expenses .........................................          5,160           5,501
Selling and administrative expenses ........................            734             818
Provision for doubtful accounts ............................             14              25
Interest expense ...........................................             73              64
                                                               ------------    ------------

Income before income taxes .................................            247             370

Current state income tax benefit ...........................            (10)             --
Deferred tax expense .......................................             84             126
                                                               ------------    ------------
  Total income tax expense .................................             74             126
                                                               ------------    ------------

Net income .................................................            173             244

Effect of Series A Preferred Stock dividends ...............           (250)           (253)
                                                               ------------    ------------

Net loss attributable to common stockholders ...............   $        (77)   $         (9)
                                                               ============    ============

Basic and diluted net loss per share:
      Net loss attributable to common stockholders after
        preferred stock dividends ..........................   $      (0.02)   $         --
                                                               ============    ============
Weighted average number of shares outstanding used in
  computing per share amounts ..............................      3,238,061       3,238,061
                                                               ============    ============














         The accompanying notes are an integral part of these condensed consolidated financial statements

                            STEEL CITY PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                               Three months    Three months
                                                                  Ended           Ended
                                                                 March 31,       March 31,
                                                                   2003            2002
                                                               ------------    ------------

Cash flows from operating activities:
      Net income ...........................................   $        173    $        244
      Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
         Depreciation and amortization .....................             35              36
         Tax expense .......................................             84             126
      Other changes in operating assets and liabilities:
         Accounts receivable ...............................         (2,208)         (1,895)
         Inventories .......................................         (1,683)         (1,928)
         Accounts payable ..................................          2,052           2,807
         Other .............................................           (100)            (23)
                                                               ------------    ------------

Net cash used in operating activities ......................         (1,647)           (633)
                                                               ------------    ------------

Cash flows from investing activities:
      Additions to property and equipment ..................             (2)             (2)
                                                               ------------    ------------

Cash flows from financing activities:
      Net borrowings under revolving credit
      agreement ............................................          1,831             763
      Net increase in advances to Sterling
      Construction Company, Inc ............................           (121)           (201)
      Borrowings under short-term notes ....................            250              --
      Principal payments on long-term obligations ..........            (22)            (22)
                                                               ------------    ------------
Net cash provided by  financing activities .................          1,938             540
                                                               ------------    ------------

Net increase (decrease) in cash ............................            289             (95)
Cash at beginning of period ................................            296             263
                                                               ------------    ------------
Cash at end of period ......................................   $        585    $        168
                                                               ============    ============















         The accompanying notes are an integral part of these condensed consolidated financial statements

                            STEEL CITY PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2003

1.       INTERIM FINANCIAL STATEMENTS

Business Activities

         Steel City Products, Inc. ("SCPI" or "the Company") is a wholesale distributor of automotive accessories, non-food pet supplies and lawn and garden products, operating under the trade name "Steel City Products"), selling mainly to supermarket retailers, drug stores, discount retail chains and hardware and automotive specialty stores, based principally in the Northeastern United States. SCPI is a majority-owned subsidiary of Sterling Construction Company, Inc. ("Sterling").

Interim Financial Statements

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates included in the Company's financial statements include the allowance for doubtful accounts and estimates for the use of the Company's net operating loss carryforwards. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been included. All adjustments made are of a normal recurring nature.

         While the Company believes that the disclosures presented herein are adequate to make the information not misleading, it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2002 ("Fiscal 2002") as filed in the Company's Annual Report on Form 10-K.

         Certain prior year's balances have been reclassified to conform to current year presentation. Specifically, warehouse expenses are included as a component of costs of goods sold rather than as selling and administrative expense.

2.       NEW ACCOUNTING PRONOUNCEMENTS

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

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. The Company has determined adoption of these statements did not have a material effect on its consolidated financial statements.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses implementation issues related to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This standard is effective for fiscal years beginning after December 31, 2001. The Company has determined adoption of this statement did not have a material effect on its consolidated financial statements.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FAS Statement No. 13, and Technical Corrections ("SFAS 145"). This statement rescinds the requirement in SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, that material gains and losses on the extinguishment of debt be treated as extraordinary items. The statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Finally the standard makes a number of technical corrections to other standards. The provisions of the statement relating to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. Provisions of the statement relating to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002 and the other provisions of the statement are effective for financial statements issued on or after May 15, 2002. The Company has determined that its adoption did not have a material effect on its consolidated financial statements.

         In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities ("SFAS 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS 146 will require a Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred and can be measured at fair value. SFAS 146 is effective for exit or disposal activities of the Company that are initiated after December 31, 2002. The Company has reviewed SFAS 146 and concluded that its adoption will not have a material effect on the Company's consolidated financial statements.

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

3.       PREFERRED STOCK DIVIDENDS

         Through March 31, 2003, the Company had not declared or paid Series A Preferred Stock dividends totaling approximately $8.8 million, for the period from August 1994. Any such dividends would be payable to Sterling. Dividends declared and paid in earlier years were used by Sterling in reduction of intercompany debt owed by Sterling to the Company. Accordingly, if such dividends were declared and paid by the Company, the effect would be a decrease in the intercompany loans owed by Sterling to the Company to approximately $1.2 million.

4.       GOODWILL AND OTHER ASSETS

         Other assets include goodwill associated with the acquisition of Steel City Products in 1969, which had been amortized over 40 years until the complete adoption of SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and other Intangibles". The unamortized carrying value at March 31, 2003 and December 31, 2002 is approximately $127,000. Accumulated amortization at March 31, 2003 and December 31, 2002 is approximately $128,000. In accordance with the provisions of SFAS No. 142, goodwill is no longer being amortized. In accordance with SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets", the Company performed impairment testing in the second and fourth quarter of fiscal 2002. There were no impairment losses related to goodwill due to the application of SFAS No. 142 in fiscal 2002, nor were there any indications of impairment in the first quarter of fiscal 2003.

5.       STOCK BASED COMPENSATION:

         Until January 1, 2003, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

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

                                               Three months          Three months
                                                  ended                  ended
                                              March 31, 2003        March 31, 2002
                                              --------------        --------------


Net loss, as reported                         $          (77)       $           (9)
Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                                (1)                   (3)
                                              --------------        --------------
Proforma net loss                             $          (78)       $          (12)
Basic and diluted net loss per share:
As reported                                   $        (0.02)       $        (0.00)
Proforma                                      $        (0.02)       $        (0.00)

         Effective January 1, 2003, the Company adopted FASB No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" which amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company will transition utilizing the prospective method for options granted after January 1, 2003. The Company does not believe the adoption of SFAS No. 148 will have a material effect on its financial position or results of operations.

         No options have been granted to date in 2003.

6.       SEGMENT INFORMATION

         The Company's historical business has been the distribution of automotive related accessories. The distribution of pet supplies was added in fiscal 1996, and in fiscal 2000, the Company began to distribute lawn and garden accessories. The Company therefore operates in three segments, automotive products, ("Auto"), non-food pet products, ("Pet") and lawn and garden products ("Lawn"). Maarten Hemsley, the Company's Chief Financial Officer and Terry Allan, its Chief Executive Officer and President, review the operating profitability of each segment and its working capital needs to allocate financial resources. The Pet segment assets and the Lawn segment assets consist solely of their respective inventories, since other assets utilized in those segments cannot be accurately determined. Therefore, the reported assets for the Auto segment include accounts receivable and other assets applicable to Pet and Lawn.

THREE MONTHS ENDED
March 31, 2003:               Auto           Pet            Lawn         Corporate         Total
                           ----------     ----------     ----------     ----------      ----------
Net sales                  $    3,645     $      770     $    1,604                     $    6,019
Operating profit                   89            168            109            (97)            269
Interest expense (net)              8                                           14              22
                                                                                        ----------
Income before tax                                                                       $      247
                                                                                        ==========
Segment assets             $    8,054     $      439     $    1,575     $      894      $   10,962


THREE MONTHS ENDED
March 31, 2002                Auto           Pet            Lawn         Corporate        Total
                           ----------     ----------     ----------     ----------      ----------
Net sales                  $    4,093     $    1,636     $      819                     $    6,548
Operating profit                  171            295             73           (148)            391
Interest expense (net)              6                                           15              21
                                                                                        ----------
Income before tax                                                                       $      370
                                                                                        ==========
Segment assets             $    8,945     $      460     $      433     $      866      $   10,704


7.       BORROWING ARRANGEMENT

         In July 2001, the Company replaced its existing line of credit with financing from an institutional lender (the "Revolver"). The Revolver was for a term of two years in the amount of $4.5 million, subject to a borrowing base. The Revolver initially carried an interest rate equal to prime plus 1%. Due to concerns stemming from the bankruptcy filing of Ames in August 2001, the Revolver was amended to shorten the term of the line and increase the interest rate to the prime rate plus 1.5%. Upon satisfaction to the lender of SCPI's ability to obtain new customers and maintain sales and profitability levels, the Revolver was again amended in December 2001 to provide for a line of $5.0 million, subject to a borrowing base, and to extend the term to May 31, 2003. In fiscal 2002, further amendments to the Revolver were made to extend the maturity date to May 31, 2004 and to remove a restriction on the calculation of the borrowing base. At March 31, 2003, the outstanding balance on the Revolver was $4.4 million. The rate of interest on the Revolver at March 31, 2003 was the prime rate plus 1.5% (effective rate of 5.75%). The Revolver is secured by the assets of SCPI and is subject to the maintenance of certain financial covenants. At March 31, 2003, the Company was in compliance with its financial covenants.

         At March 31, 2003, the borrowing base under the Revolver was approximately $5.0 million.

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

         In January 2003 in order to further improve the Company's working capital position, certain members of SCPI's management and others loaned the Company an aggregate of $250,000 under short-term promissory notes that mature in July 2003. The notes bear interest at 10% per annum, payable monthly. The notes may be repaid after March 31, 2003 but prior to maturity as long as the Company is in compliance with the Revolver's financial covenants and excess availability of at least $100,000 remains under the line of credit after repayment of the notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Steel City Products, Inc. ("SCPI", or the "Company") is a special, limited purpose, majority-owned subsidiary of Sterling Construction Company, Inc. ("Sterling"). Through Sterling's ownership of SCPI, primarily in the form of preferred stock, Sterling retains substantially all the value of SCPI, and receives substantially all of the benefit of operations through its entitlement to dividends on the preferred stock. Sterling's ownership of SCPI is designed to facilitate the preservation and utilization of SCPI's and Sterling's net operating tax loss carry-forwards that amounted to approximately $110 million at December 31, 2002.

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

         At March 31, 2003, SCPI's debt consisted primarily of revolving debt (the "Revolver") of approximately $4.4 million, with unused availability under the borrowing base of approximately $600,000. The Revolver has a maximum availability of $5.0 million and carries an interest rate of prime plus 1.5% (effective rate of 5.75%). The Revolver is secured by the assets of SCPI and is subject to the maintenance of certain financial covenants. The term of the Revolver expires in May 2004.

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

         In January 2003 in order to further improve the Company's working capital position, certain members of SCPI's management and others loaned the Company an aggregate of $250,000 under short-term promissory notes that mature in July 2003. The notes bear interest at 10% per annum, payable monthly. The notes may be repaid after March 31, 2003 but prior to maturity as long as the Company is in compliance with the Revolver's financial covenants and excess availability of at least $100,000 remains under the line of credit after repayment of the notes.

         Management believes that in addition to expected cash flow from operations, the Revolver and the Subordinated Sterling Loan will provide adequate funding for SCPI's working capital, debt service and capital expenditure requirements, including seasonal fluctuations, for at least the next twelve months, assuming no material deterioration in current sales levels or gross profit margin.

STOCKHOLDERS' DEFICIENCY

         Through March 31, 2003, the Company had not declared or paid Series A Preferred Stock dividends totaling approximately $8.8 million, for the period from August 1994. Any such dividends would be payable to Sterling. Dividends declared and paid in earlier years were used by Sterling in reduction of intercompany debt owed by Sterling to the Company. Accordingly, if such dividends were declared and paid by the Company, the effect would be a decrease in the intercompany loans owed by Sterling to the Company to approximately $1.2 million.

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

         If outstanding Series A Preferred dividends at March 31, 2003 had been declared and paid to Sterling and applied in reduction of the intercompany loan, and payment terms on the balance of such loan had been agreed, the effect would have been to reclassify the remaining loan amount of approximately $1.2 million as an asset, rather than a reduction in stockholders' equity, with the result that the Company's stockholders' equity would have been reported at a positive level of approximately $258,000.

CASH FLOWS

         Net cash used by operations increased by $1.0 million in the three months ended March 31, 2003 compared with the three months ended March 31, 2002. The increase was due to higher receivables offset only in part by lower inventory levels and increases in vendor payables.

         Cash provided by financing activities increased in the current year period by $1.4 million, mostly as a result of higher borrowing on the revolving line of credit in the current year and to borrowings from a short-term note to fund the increased levels of receivables and inventory.

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

CERTIFICATION

         This Form 10-Q has been certified by Terrance W. Allan, Chief Executive Officer of the Company, and by Maarten D. Hemsley, Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of section 1350, chapter 63 of title 18, United States
Code); such certification is attached as Exhibit 99.1.

MATERIAL CHANGES IN FINANCIAL CONDITION

         As of March 31, 2003, there had been no material changes in the Company's financial condition from December 31, 2002, other than those caused by seasonal fluctuations as discussed in Item 7 of the Company's Annual Report on Form 10-K for fiscal 2002.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

         Operations include the results of SCPI's operating division, Steel City Products, a distributor of automotive accessories, non-food pet supplies, and lawn and garden products, headquartered in McKeesport, Pennsylvania.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2002

Automotive segment

         Sales of automotive accessories decreased by $448,000 in the first quarter of the current year compared with sales in the same period last year. Much of the decrease was attributable to the liquidation of Ames Department Stores, a significant customer in July 2002; sales to Ames in the first quarter of fiscal 2002 totaled $315,000. In addition, certain customers have changed purchasing practices and are now buying more product directly from the manufacturer.

         Gross profit in the first quarter of fiscal 2003 was $520,000, or 14.3% of sales, compared with $619,000, or 15.1% of sales in the prior year. The decrease of $99,000 was due principally to the reduced sales volumes, offset by reduced buying, occupancy and warehouse expenses, including fewer overtime hours, of $22,000.

         Operating profit for the automotive segment decreased from the prior year by approximately $81,000, due primarily to lower sales and margins.

Pet segment

         Sales of non-food pet supplies in the first quarter were $770,000, a decrease of $866,000 compared with the first quarter of the prior year, due principally to the liquidation in July 2002 of Ames Department Stores.

         Gross profit was $210,000, or 27.3% of sales, compared with $382,000, or 23.3% of sales in the prior year. Some of the decrease in sales volume was offset by better margins earned on certain product lines and to lower operating expenses related to the loss of the Ames business in July 2002.

         The pet segment reported operating profit in the first quarter of $169,000, a decrease of $123,000 compared with last year, principally due to the loss of the Ames business.

Lawn segment

         Sales of lawn and garden products increased from the prior year by $785,000, due to increased sales to existing customers of $365,000 and sales to new customers of $420,000. The Lawn segment began operations in November 2000.

         Gross profit was $129,000, or 8% of sales compared with $45,000 or 5.5% of sales last year. The lawn segment reported an operating profit of $109,000 in the first quarter, compared with $73,000 last year.

Corporate

         Corporate expenses decreased by approximately $51,000 compared with the first quarter of the prior year, due to higher accounting and legal fees in the prior year, and by lower management fees to the parent in the current year.

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

         A change in interest rates of 1% would have changed interest expense by approximately $16,000 for the three months ended March 31, 2003.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  *10.1 Sixth Amendment to the Revolving Credit Agreement between National City Bank of Pennsylvania and Steel City Products, Inc. dated January 15, 2003.

                  *99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

----------
* filed herewith

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    May 10, 2003               By:        /s/  Terrance W. Allan
                                             ------------------------
                                             Terrance W. Allan
                                             Chief Executive Officer


Date:    May 10, 2003               By:        /s/  Maarten D. Hemsley
                                             -------------------------
                                             Maarten D. Hemsley
                                             Chief Financial Officer

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

         Date: May 10, 2003

         By:        /s/ Terrance W. Allan
                  ----------------------------------------------
                  Chief Executive Officer

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

         Date:   May 10, 2003

         By:        /s/ Maarten D. Hemsley
                  -----------------------------------------------
                  Chief Financial Officer

                               INDEX TO EXHIBITS

        EXHIBIT
        NUMBER                            DESCRIPTION
        -------                           -----------
         *10.1    Sixth Amendment to the Revolving Credit Agreement between
                  National City Bank of Pennsylvania and Steel City Products,
                  Inc. dated January 15, 2003.

         *99.1    Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002


----------
* filed herewith