Form 10-Q
period 2003-06-30
STEEL CITY PRODUCTS INC
filed 2003-08-14
CIK 46535

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number:    0-2572

                            STEEL CITY PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                      55-0437067
-------------------------                   ------------------------------------
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

      As of August 1, 2003, 3,238,061 shares of the Registrant's Common Stock, $0.01 par value per share were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    STEEL CITY PRODUCTS, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets at June 30, 2003
and December 31, 2002 ..........................................................    3


Condensed Consolidated Statements of Operations for the three month
periods ended June 30, 2003 and June 30, 2002 ..................................    4


Condensed Consolidated Statements of Operations for the six month
periods ended June 30, 2003 and June 30, 2002 ..................................    5


Condensed Consolidated Statements of Cash Flows for the six month
periods ended June 30, 2003 and June 30, 2002 ..................................    6


Notes to Condensed Consolidated Financial Statements ...........................    7

                            STEEL CITY PRODUCTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                      June 30,      December 31,
                                                                                       2003             2002
                                                                                       ----             ----
                                      ASSETS
Current assets:
     Cash ...................................................................        $    317         $    296
     Trade accounts receivable, less allowance of $823 and $841,
     respectively ...........................................................           2,980            2,156
     Inventories ............................................................           4,035            3,141
     Deferred tax asset .....................................................             170              170
     Other ..................................................................              95              102
                                                                                     --------         --------
               Total current assets .........................................           7,597            5,865

Property and equipment, at cost .............................................           1,423            1,416
     Less accumulated depreciation ..........................................          (1,133)          (1,088)
                                                                                     --------         --------
                                                                                          290              328
Deferred tax asset ..........................................................             418              557
Other assets ................................................................             134              156
                                                                                     --------         --------
                                                                                     $  8,439         $  6,906
                                                                                     ========         ========

                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable .......................................................        $  4,560         $  4,120
     Accrued compensation ...................................................             274              383
     Current maturities of long-term obligations ............................              42               77
     Short-term promissory note, related party ..............................             250               --
     Other ..................................................................              81              159
                                                                                     --------         --------
               Total current liabilities ....................................           5,207            4,739

Long-term obligations:
     Long-term debt .........................................................           3,646            2,617
     Long-term debt, related party ..........................................             500              500
     Other long-term obligations ............................................              47               57
                                                                                     --------         --------
                                                                                        4,193            3,174

Commitments and contingencies ...............................................              --               --

Stockholders' deficiency:
     Preferred stock, par value $0.01 per share; authorized 5,000,000 shares,
           issued 1,938,526 shares; liquidation preference $10,135 ..........              19               19
     Common stock, par value $0.01 per share; authorized 5,000,000 shares,
          issued 3,238,061 shares ...........................................              32               32
     Additional paid-in capital .............................................          43,824           43,824
     Deficit ................................................................         (34,729)         (35,004)
     Advances to Sterling Construction Company, Inc. ........................         (10,106)          (9,877)
     Treasury stock, at cost, 207 common shares .............................              (1)              (1)
                                                                                     --------         --------
               Total stockholders' deficiency ...............................            (961)          (1,007)
                                                                                     --------         --------
                                                                                     $  8,439         $  6,906
                                                                                     ========         ========


         The accompanying notes are an integral part of these condensed consolidated financial statements

                            STEEL CITY PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                               Three months       Three months
                                                                   Ended             Ended
                                                               June 30, 2003      June 30, 2002
                                                               -------------      -------------
Sales ..................................................        $     5,453         $     6,858
Interest income ........................................                 59                  52
Other income ...........................................                --                   15
                                                                -----------         -----------
                                                                      5,512               6,925

Cost of goods sold, including occupancy, buying and
warehouse expenses .....................................              4,605               5,700
Selling and administrative expenses ....................                664                 759
Provision for doubtful accounts ........................                 (2)                 50
Interest expense .......................................                 83                  72
                                                                -----------         -----------

Income before income taxes .............................                162                 344

Current state income tax expense .......................                  5                --

Deferred tax expense ...................................                 55                 123
                                                                -----------         -----------
     Total income tax expense ..........................                 60                 123
                                                                -----------         -----------

Net income .............................................                102                 221

Effect of Series A Preferred Stock dividends ...........               (253)               (253)
                                                                -----------         -----------

Net loss attributable to common stockholders ...........        $      (151)        $       (32)
                                                                ===========         ===========

Basic and diluted net loss per share:
      Net loss attributable to common stockholders after
           preferred stock dividends ...................         $ (0.05) $                  --
                                                                ===========         ===========
Weighted average number of shares outstanding used in
     computing per share amounts .......................          3,238,061           3,238,061
                                                                ===========         ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements

                            STEEL CITY PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                Six months         Six months
                                                                   Ended              Ended
                                                               June 30, 2003      June 30, 2002
                                                               -------------      -------------
Sales ..................................................        $    11,472         $    13,406
Interest income ........................................                110                  95
Other income ...........................................                158                 202
                                                                -----------         -----------
                                                                     11,740              13,703

Cost of goods sold, including occupancy, buying and
warehouse expenses .....................................              9,764              11,200
Selling and administrative expenses ....................              1,399               1,578
Provision for doubtful accounts ........................                 11                  75
Interest expense .......................................                157                 136
                                                                -----------         -----------

Income before income taxes .............................                409                 714

Current state income tax (benefit) expense .............                 (5)                  7
Deferred tax expense ...................................                139                 242
                                                                -----------         -----------
     Total income tax expense ..........................                134                 249
                                                                -----------         -----------

Net income .............................................                275                 465

Effect of Series A Preferred Stock dividends ...........               (503)               (506)
                                                                -----------         -----------

Net loss attributable to common stockholders ...........        $      (228)        $       (41)
                                                                ===========         ===========

Basic and diluted net loss per share:
      Net loss attributable to common stockholders after
           preferred stock dividends ...................        $     (0.07)        $     (0.01)
                                                                ===========         ===========

Weighted average number of shares outstanding used in
     computing per share amounts .......................          3,238,061           3,238,061
                                                                ===========         ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements

                            STEEL CITY PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                              Six months        Six months
                                                                 Ended            Ended
                                                             June 30, 2003     June 30, 2002
                                                             -------------     -------------
Cash flows from operating activities:
      Net income .......................................        $   275         $   465
      Adjustments to reconcile net income to net
      cash used in operating activities:
         Depreciation and amortization .................             69              70
         Tax expense ...................................            139             242
      Other changes in operating assets and liabilities:
         Accounts receivable ...........................           (824)         (1,306)
         Inventories ...................................           (894)           (769)
         Accounts payable ..............................            440             890
         Other .........................................           (183)             52
                                                                -------         -------

Net cash used in operating activities ..................           (978)           (356)
                                                                -------         -------

Cash flows from investing activities:

      Additions to property and equipment ..............             (6)             (7)
                                                                -------         -------

Cash flows from financing activities:

      Net borrowings under revolving credit ............          1,029             817
      agreement
      Net increase in advances to Sterling
      Construction Company, Inc. .......................           (229)           (482)
      Borrowings under short-term notes ................            250              --
      Principal payments on long-term obligations ......            (45)            (41)
                                                                -------         -------
Net cash provided by  financing activities .............          1,005             294
                                                                -------         -------

Net increase (decrease) in cash ........................             21             (69)
Cash at beginning of period ............................            296             263
                                                                -------         -------
Cash at end of period ..................................        $   317         $   194
                                                                =======         =======


         The accompanying notes are an integral part of these condensed consolidated financial statements

                            STEEL CITY PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2003

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

      Certain prior year's balances have been reclassified to conform to the current year presentation. Specifically, warehouse expenses are now included as a component of cost of goods sold rather than as selling and administrative expense as in prior reporting periods.

2. NEW ACCOUNTING PRONOUNCEMENTS

      In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN No. 46 was effective upon issuance for certain disclosure requirements and for variable interest entities created after January 1, 2003, and in the first fiscal year or interim period beginning after June 15, 2003 for all other variable interest entities. The Company does not expect any impact on its financial position, results of operations or cash flows from adoption of FIN No. 46.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 149 will be effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 are to be applied prospectively. The Company does not believe SFAS No. 149 will have an impact on its financial statements.

      In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for all financial instruments entered into on or modified after May 31, 2003. For existing financial instruments, SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect any impact on its financial position, results of operations or cash flows from adoption of SFAS No. 150.

3. PREFERRED STOCK DIVIDENDS

      Through June 30, 2003, the Company had not declared or paid Series A Preferred Stock dividends totaling approximately $9.0 million, for the period from August 1994. Any such dividends would be payable to Sterling. Dividends declared and paid in earlier years were used by Sterling in reduction of intercompany debt owed by Sterling to the Company. Accordingly, if such dividends were declared and paid by the Company, the effect would be a decrease in the intercompany loans owed by Sterling to the Company to approximately
$1.1 million.

4. GOODWILL AND OTHER ASSETS

      Other assets include goodwill associated with the acquisition of Steel City Products in 1969, which had been amortized over 40 years until the complete adoption of SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and other Intangibles". The unamortized carrying value at June 30, 2003 and December 31, 2002 is approximately $127,000. Accumulated amortization at June 30, 2003 and December 31, 2002 is approximately $128,000. In accordance with the provisions of SFAS No. 142, goodwill is no longer being amortized. In accordance with SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets", the Company performed impairment testing in the second and fourth quarter of fiscal 2002. There were no impairment losses related to goodwill due to the application of SFAS No. 142 in fiscal 2002, nor were there any indications of impairment in the first six months of fiscal 2003.

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


                                             Three months            Three months
                                                 ended                   ended
                                             June 30, 2003           June 30, 2002
                                             -------------           -------------
Net loss, as reported .................        $ (151)                   $  (32)
Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects ............            (1)                       (3)
                                               ------                    ------
Proforma net loss .....................        $ (152)                   $  (35)

                                             Three months            Three months
                                                 ended                   ended
                                             June 30, 2003           June 30, 2002
                                             -------------           -------------
Basic and diluted net loss per share:
As reported ...........................        $(0.05)                   $(0.00)
Proforma ..............................        $(0.05)                   $(0.01)


                                            Six months ended       Six months ended
                                             June 30, 2003          June 30, 2002
                                             -------------          -------------
Net loss, as reported .................         $ (228)                $  (41)
Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects ............             (2)                    (6)
                                                ------                 ------
Proforma net loss .....................         $ (230)                $ (47)
Basic and diluted net loss per share:
As reported ...........................         $(0.07)                $(0.01)
Proforma ..............................         $(0.07)                $(0.01)

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

      No Sterling options have been granted to employees of the Company to date in fiscal 2003.

6. SEGMENT INFORMATION

      The Company operates in three segments, automotive products, ("Auto"), non-food pet products, ("Pet") and lawn and garden products ("Lawn"). Maarten Hemsley, the Company's Chief Financial Officer and Terry Allan, its Chief Executive Officer and President, review the operating profitability and working capital needs of each segment to allocate financial resources. The Pet segment assets and the Lawn segment assets consist solely of their respective inventories, since other assets utilized in those segments cannot be accurately segregated. Therefore, the reported assets for the Auto segment include accounts receivable and other assets applicable to Pet and Lawn.

THREE MONTHS ENDED


June 30, 2003:                 Auto        Pet       Lawn      Corporate           Total
                               ----        ---       ----      ---------           -----
Net sales .................   $3,401       $703     $1,349                         $5,453
Operating profit ..........       70        151         57         (92)               186
Interest expense (net) ....        9                                15                 24
                                                                                       --
Income before tax .........                                                        $  162
                                                                                   ======
Segment assets ............   $6,233       $296     $1,057        $853             $8,439


THREE MONTHS ENDED


June 30, 2002:                 Auto       Pet       Lawn      Corporate           Total
                               ----       ---       ----      ---------           -----
Net sales .................  $4,352     $1,417     $1,089                         $6,858
Operating profit ..........     195        211         81        (123)               364
Interest expense (net) ....       5                                15                 20
                                                                                      --
Income before tax .........                                                       $  344
                                                                                  ======
Segment assets ............  $6,606     $  615     $  782        $824             $8,827

SIX MONTHS ENDED

 June 30, 2003:                 Auto      Pet        Lawn      Corporate            Total
                                ----      ---        ----      ---------            -----
Net sales .................   $7,046    $1,473     $2,953                          $11,472
Operating profit ..........      159       319        166          (188)               456
Interest expense (net) ....       17                                 30                 47
                                                                                        --
Income before tax .........                                                        $   409
                                                                                   =======
Segment assets ............   $6,233    $  296     $1,057          $853            $ 8,439

SIX MONTHS ENDED


June 30,2002:                  Auto       Pet       Lawn      Corporate           Total
                               ----       ---       ----      ---------           -----
Net sales .................  $8,446     $3,053     $1,907                         $13,406
Operating profit ..........     365        506        154        (270)                755
Interest expense (net) ....      11                                30                  41
                                                                                       --
Income before tax .........                                                       $   714
                                                                                  =======
Segment assets ............  $6,606     $  615     $  782        $824             $ 8,827


7. BORROWING ARRANGEMENT

      In July 2001, the Company replaced its existing line of credit with financing from an institutional lender (the "Revolver"). The Revolver was for a term of two years in the amount of $4.5 million, subject to a borrowing base. The Revolver initially carried an interest rate equal to prime plus 1%. Due to concerns stemming from the bankruptcy filing of Ames in August 2001, the Revolver was amended to shorten the term of the line and increase the interest rate to the prime rate plus 1.5%. Upon satisfaction to the lender of SCPI's ability to obtain new customers and maintain sales and profitability levels, the Revolver was again amended in December 2001 to provide for a line of $5.0 million, subject to a borrowing base, and to extend the term to May 31, 2003. In fiscal 2002, further amendments to the Revolver were made to extend the maturity date to May 31, 2004 and to remove a restriction on the calculation of the borrowing base. At June 30, 2003, the outstanding balance on the Revolver was $3.6 million. The rate of interest on the Revolver at June 30, 2003 was the prime rate plus 1.5% (effective rate of 5.75%). The Revolver is secured by the assets of SCPI and is subject to the maintenance of certain financial covenants. After June 30, 2003, the Revolver was amended to extend its expiration to December 31, 2004 and to reduce the interest rate to prime plus 1%. The Company received a waiver of its covenants from the lender for the trailing twelve month period ended June 30, 2003.

      At June 30, 2003, the borrowing base under the Revolver was approximately $3.7 million.

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

      In January 2003 in order to further improve the Company's working capital position, certain members of SCPI's management and others loaned the Company an aggregate of $250,000 under short-term promissory notes maturing in July 2003. The notes bear interest at 10% per annum, payable monthly. The notes may be repaid after March 31, 2003 but prior to maturity as long as the Company is in compliance with the Revolver's financial covenants and excess availability of at least $100,000 remains under the line of credit after repayment of the notes. The notes were extended to mature December 31, 2003.

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

      At June 30, 2003, SCPI's debt consisted primarily of revolving debt (the "Revolver") of approximately $3.6 million, with unused availability under the borrowing base of approximately $100,000. The Revolver has a maximum availability of $5.0 million and carries an interest rate of prime plus 1.5% (effective rate of 5.75%) until July 2003 when the rate was reduced by 0.5%. The Revolver is secured by the assets of SCPI and is subject to the maintenance of certain financial covenants. Following an amendment in July 2003, the Revolver expires on December 31, 2004.

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

      In January 2003 in order to further improve the Company's working capital position, certain members of SCPI's management and others loaned the Company an aggregate of $250,000 under short-term promissory notes that mature in July 2003. The notes bear interest at 10% per annum, payable monthly. The notes may be repaid after March 31, 2003 but prior to maturity as long as the Company is in compliance with the Revolver's financial covenants and excess availability of at least $100,000 remains under the line of credit after repayment of the notes. The notes were extended beyond the maturity date of July 2003 and have not yet been repaid.

      Management believes that in addition to expected cash flow from operations, the Revolver and the Subordinated Sterling Loan will provide adequate funding for SCPI's working capital, debt service and capital expenditure requirements, including seasonal fluctuations, for at least the next twelve months, assuming no material deterioration in current sales levels or gross profit margin.

STOCKHOLDERS' DEFICIENCY

      Through June 30, 2003, the Company had not declared or paid Series A Preferred Stock dividends totaling approximately $9.0 million, for the period from August 1994. Any such dividends would be payable to Sterling. Dividends declared and paid in earlier years were used by Sterling in reduction of intercompany debt owed by Sterling to the Company. Accordingly, if such dividends were declared and paid by the Company, the effect would be a decrease in the intercompany loans owed by Sterling to the Company to approximately $1.1 million.

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

      If outstanding Series A Preferred dividends at June 30, 2003 had been declared and paid to Sterling and applied in reduction of the intercompany loan, and payment terms on the balance of such loan had been agreed, the effect would have been to reclassify the remaining loan amount of approximately $1.1 million as an asset, rather than a reduction in stockholders' equity, with the result that the Company's stockholders' equity at June 30, 2003 would have been reported at a positive level of approximately $107,000.

CASH FLOWS

      Net cash used by operations increased by $622,000 in the six months ended June 30, 2003 compared with the six months ended June 30, 2002. The increase was due to higher inventories, reductions in vendor payables, due to reduced vendor credit and reductions in other accrued expenses offset by reductions in accounts receivables.

      Cash provided by financing activities increased in the current year period by $711,000, mostly as a result of higher borrowing on the Revolver; borrowings from a $250,000 short-term note to fund the increased levels of receivables and inventory and to a decrease in advances to Sterling in the current year.

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

CERTIFICATION

      This Form 10-Q has been certified by Terrance W. Allan, Chief Executive Officer of the Company, and by Maarten D. Hemsley, Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of section 1350, chapter 63 of title 18, United States
Code); such certification is attached as Exhibit 32.0.

MATERIAL CHANGES IN FINANCIAL CONDITION

      As of June 30, 2003, there had been no material changes in the Company's financial condition from December 31, 2002, other than those caused by seasonal fluctuations as discussed in Item 7 of the Company's Annual Report on Form 10-K for fiscal 2002.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

      Operations include the results of SCPI's operating division, Steel City Products, a distributor of automotive accessories, non-food pet supplies, and lawn and garden products, headquartered in McKeesport, Pennsylvania.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2002

Automotive segment

      Sales of automotive accessories decreased by $951,000 in the second quarter of the current year compared with sales in the same period last year. Much of the decrease was attributable to the liquidation of Ames Department Stores, a significant customer in July 2002; sales to Ames in the second quarter of fiscal 2002 totaled $559,000. In addition, rainy weather throughout the quarter slowed the purchase of automotive cleaners and waxes. Certain other customers have changed purchasing practices and are now buying more products directly from manufacturers.

         Gross profit in the second quarter of fiscal 2003 was $536,000, or 15.8% of sales, compared with $724,000, or 16.6% of sales in the prior year. The decrease of $188,000 was due principally to the reduced sales volumes, offset by reduced buying, occupancy and warehouse expenses, including fewer overtime hours, of $45,000.

         Operating profit for the automotive segment decreased from the prior year by approximately $125,000, due primarily to lower sales and margins.

Pet segment

         Sales of pet supplies in the second quarter were $703,000, a decrease of $714,000 compared with the second quarter of the prior year, due principally to the liquidation in July 2002 of Ames Department Stores. Sales to Ames of pet supplies in the second quarter of the prior year totaled approximately $673,000.

         Gross profit was $210,000, or 29.9% of sales, compared with $317,000, or 22.4% of sales in the second quarter of the prior year. Sales in the prior year attributable to Ames were lower margin business than the current year product mix; in addition due to the loss of the Ames business, operating expenses were lower in the current year.

         The pet segment reported operating profit in the second quarter of $151,000, a decrease of $60,000 compared with last year, principally due to the loss of the Ames business.

Lawn segment

         Sales of lawn and garden products increased from the second quarter of the prior year by $260,000, due principally to sales to new customers and despite rainy and cold weather during much of the second quarter. The Lawn segment began operations in November 2000.

         Gross profit was $102,000, or 7.6% of sales compared with $116,000 or 10.7% of sales in the second quarter of last year. The lawn segment reported an operating profit of $57,000 in the second quarter, compared with $81,000 last year.

Corporate

      Corporate expenses decreased by approximately $31,000 compared with the second quarter of the prior year, due to lower management fees to the parent company in the current year. The lower management fees were offset in part by higher office and accounting expenses.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

Automotive segment

      Sales of automotive accessories decreased by $1.4 million in the first six months of the current fiscal year compared with the same period last year. Much of the decrease was attributable to the liquidation of Ames Department Stores and to certain customers having changed purchasing practices and buying more product directly from manufacturers. Rainy weather throughout much of the second quarter slowed sales of automotive products, especially cleaners and wax products.

      Gross profit for the first six months of fiscal 2003 was $1.0 million, or 15.0% of sales, compared with $1.3 million, or 15.9% of sales in the prior year. The decrease of $287,000 was due principally to the reduced sales volumes, offset somewhat be reduced buying, occupancy and warehouse expenses of $67,000.

      Operating profit for the automotive segment decreased from the prior year by approximately $206,000, due primarily to lower sales and margins.

Pet segment

      Sales of pet supplies in the first six months of fiscal 2003 were $1.5 million, a decrease of $1.6 million compared with the first six months of the prior year, due principally to the liquidation in July 2002 of Ames Department Stores.

      Gross profit was $420,000, or 28.5% of sales, compared with $699,000, or 22.9% of sales in the first half of the prior year. Some of the decrease in sales volume from Ames was mitigated through margins earned on current product mix and to lower operating expenses resulting from the loss of the Ames business in July 2002.

      The pet segment reported operating profit in the six months of $319,000, a decrease of $187,000 compared with last year, principally due to the loss of the Ames business.

Lawn segment

      Sales of lawn and garden products increased from the prior year by $1.0 million, due to increased sales to existing customers of $493,000 and sales to new customers of $553,000, despite poor weather during the second quarter which hampered sales. The Lawn segment began operations in November 2000.

      For the first six months, lawn segment gross profit was $231,000, or 7.8% of sales compared with $161,000 or 8.4% of sales last year. The lawn segment reported an operating profit of $166,000 in the first six months, compared with $154,000 in the first six months of the prior year.

Corporate

      Corporate expenses decreased by approximately $81,000 compared with the first six months of the prior year, due to higher accounting and legal fees in the prior year, and to lower management fees to the parent company in the current year, offset in the current year in part by higher office expenses.

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

      A change in interest rates of 1% would have changed interest expense by approximately $27,000 for the six months ended June 30, 2003.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            *31.1 Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
            *31.2 Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
            *32.0 Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

      (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

----------
* filed herewith

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 10, 2003           By:      /s/  Terrance W. Allan
                                            ------------------------
                                            Terrance W. Allan
                                            Chief Executive Officer


Date:    August  10, 2003          By:      /s/  Maarten D. Hemsley
                                            -------------------------
                                            Maarten D. Hemsley
                                            Chief Financial Officer