Form 10-Q
period 2003-09-30
STEEL CITY PRODUCTS INC
filed 2003-11-13
CIK 46535

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     September 30, 2003
                                    ------------------

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

             2751 CENTERVILLE ROAD, SUITE 3131, WILMINGTON, DELAWARE
                                      19808
                                      -----
                    (Address of principal executive offices)
                                   (Zip Code)

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

      As of November 1, 2003, 3,238,061 shares of the Registrant's Common Stock, $0.01 par value per share were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    STEEL CITY PRODUCTS, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets at September 30, 2003
and December 31, 2002..............................................        3

Condensed Consolidated Statements of Operations for the three month
periods ended September 30, 2003 and September 30, 2002............        4

Condensed Consolidated Statements of Operations for the nine month
periods ended September 30, 2003 and September 30, 2002............        5

Condensed Consolidated Statements of Cash Flows for the nine month
periods ended September 30, 2003 and September 30, 2002............        6

Notes to Condensed Consolidated Financial Statements...............        7

                            STEEL CITY PRODUCTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                   September 30,    December 31,
                                                                                       2003             2002
                                                                                   -------------    ------------
                                      ASSETS
Current assets:
     Cash ...................................................................        $    144         $    296
     Trade accounts receivable, less allowance of $978 and $841,
       respectively .........................................................           2,581            2,156
     Inventories ............................................................           4,021            3,141
     Deferred tax asset .....................................................             170              170
     Other ..................................................................              70              102
                                                                                     --------         --------
               Total current assets .........................................           6,986            5,865

Property and equipment, at cost .............................................           1,425            1,416
     Less accumulated depreciation ..........................................          (1,157)          (1,088)
                                                                                     --------         --------
                                                                                          268              328
Deferred tax asset ..........................................................             423              557
Other assets ................................................................             133              156
                                                                                     --------         --------
                                                                                     $  7,810         $  6,906
                                                                                     ========         ========

                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable .......................................................        $  4,296         $  4,120
     Accrued compensation ...................................................             318              383
     Current maturities of long-term obligations ............................              26               77
     Short-term promissory note, related parties ............................             250               --
     Other ..................................................................              52              159
                                                                                     --------         --------
               Total current liabilities ....................................           4,942            4,739

Long-term obligations:
     Long-term debt .........................................................           3,327            2,617
     Long-term debt, related party ..........................................             500              500
     Other long-term obligations ............................................              41               57
                                                                                     --------         --------
                                                                                        3,868            3,174

Commitments and contingencies ...............................................              --               --

Stockholders' deficiency:
     Preferred stock, par value $0.01 per share; authorized 5,000,000 shares,
          issued 1,938,526 shares; liquidation preference $10,135 ...........              19               19
     Common stock, par value $0.01 per share; authorized 5,000,000 shares,
          issued 3,238,061 shares ...........................................              32               32
     Additional paid-in capital .............................................          43,824           43,824
     Deficit ................................................................         (34,757)         (35,004)
     Advances to Sterling Construction Company, Inc. ........................         (10,117)          (9,877)
     Treasury stock, at cost, 207 common shares .............................              (1)              (1)
                                                                                     --------         --------
               Total stockholders' deficiency ...............................          (1,000)          (1,007)
                                                                                     --------         --------
                                                                                     $  7,810         $  6,906
                                                                                     ========         ========


  The accompanying notes are an integral part of these condensed consolidated financial statements

                            STEEL CITY PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                               Three months        Three months
                                                                  Ended               Ended
                                                               September 30,       September 30,
                                                                   2003                2002
                                                                -----------         -----------
Sales ..................................................        $     4,746         $     5,062
Interest income ........................................                 47                  56
Other income ...........................................                146                  40
                                                                -----------         -----------
                                                                      4,939               5,158

Cost of goods sold, including occupancy, buying and
     warehouse expenses ................................              4,072               4,297
Selling and administrative expenses ....................                661                 764
Provision for doubtful accounts ........................                152                 131
Interest expense .......................................                 70                  75
                                                                -----------         -----------

Loss before income taxes ...............................                (16)               (109)

Current state income tax expense .......................                 17                   9
Deferred tax benefit ...................................                 (5)                (37)
                                                                -----------         -----------
     Total income tax expense (benefit) ................                 12                 (28)
                                                                -----------         -----------
Net loss ...............................................                (28)                (81)

Effect of Series A Preferred Stock dividends ...........               (255)               (252)
                                                                -----------         -----------

Net loss attributable to common stockholders ...........        $      (283)        $      (333)
                                                                ===========         ===========
Basic and diluted net loss per share:
      Net loss attributable to common stockholders after
           preferred stock dividends ...................        $     (0.09)        $     (0.10)
                                                                ===========         ===========
Weighted average number of shares outstanding used in
     computing per share amounts .......................          3,238,061           3,238,061
                                                                ===========         ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                            STEEL CITY PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                Nine months        Nine months
                                                                   Ended              Ended
                                                               September 30,       September 30,
                                                                    2003               2002
                                                               -------------       -------------
Sales ..................................................        $    16,218         $    18,468
Interest income ........................................                157                 151
Other income ...........................................                304                 242
                                                                -----------         -----------
                                                                     16,679              18,861
Cost of goods sold, including occupancy, buying and
     warehouse expenses ................................             13,836              15,497
Selling and administrative expenses ....................              2,059               2,342
Provision for doubtful accounts ........................                164                 206
Interest expense .......................................                227                 211
                                                                -----------         -----------
Income before income taxes .............................                393                 605

Current state income tax expense .......................                 12                  16
Deferred tax expense ...................................                134                 205
                                                                -----------         -----------
     Total income tax expense ..........................                146                 221
                                                                -----------         -----------
Net income .............................................                247                 384

Effect of Series A Preferred Stock dividends ...........               (758)               (758)
                                                                -----------         -----------
Net loss attributable to common stockholders ...........        $      (511)        $      (374)
                                                                ===========         ===========
Basic and diluted net loss per share:
      Net loss attributable to common stockholders after
           preferred stock dividends ...................        $     (0.16)        $     (0.12)
                                                                ===========         ===========
Weighted average number of shares outstanding used in
     computing per share amounts .......................          3,238,061           3,238,061
                                                                ===========         ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements

                            STEEL CITY PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                              Nine months     Nine months
                                                                Ended            Ended
                                                             September 30,   September 30,
                                                                 2003             2002
                                                             -------------   -------------
Cash flows from operating activities:
      Net income .......................................        $   247         $   384
      Adjustments to reconcile net income to net
      cash used in operating activities:
         Depreciation and amortization .................             94             103
         Tax expense ...................................            134             205
      Other changes in operating assets and liabilities:
         Accounts receivable ...........................           (425)           (715)
         Inventories ...................................           (880)           (779)
         Accounts payable ..............................            176             216
         Accrued compensation and other ................           (142)            (57)
                                                                -------         -------
Net cash used in operating activities ..................           (796)           (643)
                                                                -------         -------
Cash flows from investing activities:
      Additions to property and equipment ..............             (9)            (14)
                                                                -------         -------
Cash flows from financing activities:
      Net borrowings under revolving credit agreement ..            710           1,061
      Deferred loan costs ..............................             --             (10)
      Net increase in advances to Sterling
      Construction Company, Inc. .......................           (240)           (516)
      Borrowings under short-term notes ................            250              --
      Principal payments on long-term obligations ......            (67)            (62)
                                                                -------         -------
Net cash provided by financing activities ..............            653             473
                                                                -------         -------
Net decrease in cash ...................................           (152)           (184)
Cash at beginning of period ............................            296             263
                                                                -------         -------
Cash at end of period ..................................        $   144         $    79
                                                                =======         =======


  The accompanying notes are an integral part of these condensed consolidated financial statements

                            STEEL CITY PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2003

1. INTERIM FINANCIAL STATEMENTS

Business Activities

      Steel City Products, Inc. ("SCPI" or "the Company") is a wholesale distributor of automotive accessories, non-food pet supplies and lawn and garden products, operating under the trade name "Steel City Products", selling mainly to supermarket retailers, drug stores, discount retail chains and hardware and automotive specialty stores, based principally in the Northeastern United States. SCPI is a majority-owned subsidiary of Sterling Construction Company, Inc. ("Sterling").

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

      Certain prior year items have been reclassified to conform to the current year presentation. Specifically, warehouse expenses are now included as a component of cost of goods sold rather than as selling and administrative expense as in prior reporting periods.

2. NEW ACCOUNTING PRONOUNCEMENTS

      In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN No. 46 was effective upon issuance for certain disclosure requirements and for variable interest entities created after January 31, 2003, and in the first fiscal year or interim period beginning after December 15, 2003 for all other variable interest entities. The Company does not expect any impact on its financial position, results of operations or cash flows from adoption of FIN No. 46.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 are to be applied prospectively. Adoption of SFAS No. 149 has not had a impact on the Company's financial statements.

      In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for all financial instruments entered into on or modified after May 31, 2003. For existing financial instruments, SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003. There is no impact on the Company's financial position, results of operations or cash flows from adoption of SFAS No. 150.

3. PREFERRED STOCK DIVIDENDS

      Through September 30, 2003, the Company had not declared or paid Series A Preferred Stock dividends totaling approximately $9.3 million, for the period from August 1994. Any such dividends would be payable to Sterling. Dividends declared and paid in earlier years were used by Sterling in reduction of intercompany debt owed by Sterling to the Company. Accordingly, if such dividends were declared and paid by the Company, the effect would be a decrease in the intercompany loans owed by Sterling to the Company to approximately $824,000.

4. GOODWILL AND OTHER ASSETS

      Other assets include goodwill associated with the acquisition of Steel City Products in 1969, which had been amortized over 40 years until the complete adoption of SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and other Intangibles". The unamortized carrying value at June 30, 2003 and December 31, 2002 is approximately $127,000. Accumulated amortization at June 30, 2003 and December 31, 2002 is approximately $128,000. In accordance with the provisions of SFAS No. 142, goodwill is no longer being amortized. In accordance with SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets", the Company performed impairment testing in the second and fourth quarter of fiscal 2002. There were no impairment losses related to goodwill due to the application of SFAS No. 142 in fiscal 2002, nor were there any indications of impairment in the first nine months of fiscal 2003.

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

                                                    Three months         Three months
                                                       ended                 ended
                                                September 30, 2003     September 30, 2002
                                                ------------------     ------------------
Net loss, as reported                                 $ (283)               $ (333)
Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                                (1)                   (3)
                                                      ------                ------
Proforma net loss                                     $ (284)               $ (336)
Basic and diluted net loss per share:
As reported                                           $(0.09)               $(0.10)
Proforma                                              $(0.09)               $(0.10)

                                                 Nine months ended      Nine months ended
                                                September 30, 2003     September 30, 2002
                                                ------------------     ------------------
Net loss, as reported                                  $(511)                $(374)
Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                                (3)                   (9)
                                                       -----                 -----
Proforma net loss                                      $(514)                $(383)
Basic and diluted net loss per share:
As reported                                            $(0.16)               $(0.12)
Proforma                                               $(0.16)               $(0.12)

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

6. SEGMENT INFORMATION

      The Company operates in three segments, automotive products, ("Auto"), non-food pet products, ("Pet") and lawn and garden products ("Lawn"). Maarten Hemsley, the Company's Chief Financial Officer and Terry Allan, its Chief Executive Officer and President, review the operating profitability and working capital needs of each segment to allocate financial resources. The Pet segment assets and the Lawn segment assets consist solely of their respective inventories, since other assets utilized in those segments cannot be accurately segregated. Therefore, the reported assets for the Auto segment include accounts receivable and other assets applicable to Pet and to Lawn.

THREE MONTHS ENDED
------------------
September 30, 2003:            Auto         Pet        Lawn      Corporate         Total
                              ------       -----      ------    -----------       -------
Net sales                     $3,549       $774       $423                         $4,746
Operating (loss)/profit         (143)       167         50         (67)                 7
Interest expense (net)             8                                15                 23
                                                                                   ------
Loss before tax                                                                    $  (16)
                                                                                   ======
Segment assets                $5,753       $390       $903        $764             $7,810

THREE MONTHS ENDED
------------------
September 30, 2002:            Auto        Pet       Lawn      Corporate         Total
                               ----        ---       ----      ---------         -----
Net sales                  $   3,857    $   873    $   332                       $  5,062
Operating (loss)/profit          (26)       154        (21)        (197)              (90)
Interest expense (net)             4                                 15                19
                                                                                 --------
Loss before tax                                                                  $   (109)
                                                                                 ========
Segment assets             $   6,171    $   512    $   708      $   802          $  8,193


NINE MONTHS ENDED
-----------------
September 30, 2003:             Auto        Pet       Lawn      Corporate         Total
                                ----        ---       ----      ---------         -----
Net sales                  $  10,595    $ 2,247    $ 3,376                       $ 16,218
Operating profit/(loss)           16        486        216         (254)              463
Interest expense (net)            25                                 45                70
                                                                                 --------
Income before tax                                                                $    393
                                                                                 ========
Segment assets             $   5,753    $   390    $   903      $   764          $  7,810


NINE MONTHS ENDED
-----------------
September 30, 2002:            Auto        Pet       Lawn      Corporate         Total
                               ----        ---       ----      ---------         -----
Net sales                  $  12,303    $ 3,926    $ 2,239                       $ 18,468
Operating profit/(loss)          339        660        133         (467)              665
Interest expense (net)            15                                 45                60
                                                                                 --------
Income before tax                                                                $    605
                                                                                 ========
Segment assets             $   6,171    $   512    $   708      $   802          $  8,193


7. BORROWING ARRANGEMENT

      In July 2001, the Company replaced its existing line of credit with financing from an institutional lender (the "Revolver"). The Revolver was for a term of two years in the amount of $4.5 million, subject to a borrowing base. The Revolver initially carried an interest rate equal to prime plus 1%. Due to concerns stemming from the bankruptcy filing of a significant customer, Ames, in August 2001, the Revolver was amended to shorten the term of the line and increase the interest rate to the prime rate plus 1.5%. Upon satisfaction to the lender of SCPI's ability to obtain new customers and maintain sales and profitability levels, the Revolver was amended in December 2001 to provide for a line of $5.0 million, subject to a borrowing base, and to extend the term to May 31, 2003. In fiscal 2002, further amendments to the Revolver were made to extend the maturity date to May 31, 2004 and to remove a restriction on the calculation of the borrowing base. At September 30, 2003, the outstanding balance on the Revolver was $3.3 million and the borrowing base was approximately $3.4 million. The rate of interest on the Revolver at September 30, 2003 was the prime rate plus 1.0% (effective rate of 5.50%). The Revolver is secured by the assets of SCPI and is subject to the maintenance of certain financial covenants. At June 30, 2003 and September 30, 2003, the Company breached its financial covenants under the Revolver. However, the Company expects to maintain its covenants in the future.

      After June 30, 2003, the parties agreed to amend the Revolver to extend its expiration to December 31, 2004, to reduce the interest rate to prime plus 1% and to waive the maintenance of its covenant restrictions for the trailing twelve-month period ended June 30, 2003. After September 30, 2003, it was further agreed to waive the covenant restriction for the trailing twelve month period ended September 30, 2003 and the two agreements were consolidated into one amendment.

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

      In January 2003 in order to further improve the Company's working capital position, certain members of SCPI's management and others loaned the Company an aggregate of $250,000 under short-term promissory notes initially maturing in July 2003. The notes bear interest at 10% per annum, payable monthly. The notes may be repaid after March 31, 2003 but prior to maturity as long as the Company is in compliance with the Revolver's financial covenants and excess availability of at least $100,000 remains under the line of credit after repayment of the notes. The notes were extended to mature December 31, 2003.

8. SUBSEQUENT EVENT

      In October 2003, the Board of Directors of the Company approved a 1 for 300,000 reverse split of the Company's common stock and deregistration of the common stock as a listed equity security. The transaction was approved by Sterling, the Company's majority stockholder. Holders of less than one share as a result of the reverse stock split are entitled to receive cash in lieu of fractional shares at the rate of $0.0168 per pre-split share (one point six eight cents).

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

      Since March 2002, cash has been transferred to Sterling as needed to pay corporate expenses. Cash transferred is reflected as an addition to advances made to Sterling. Such advances bear interest at a rate sufficient to offset the interest rate incurred by the Company on its revolving line of credit.

      At September 30, 2003, SCPI's debt consisted primarily of revolving debt (the "Revolver") of approximately $3.3 million, with unused availability under the borrowing base of approximately $100,000. The Revolver has a maximum availability of $5.0 million and carries an interest rate of prime plus 1.0% (current effective rate of 5.50%). The Revolver is secured by the assets of SCPI and is subject to the maintenance of certain financial covenants. Following an amendment agreed to in July 2003, the Revolver expires on December 31, 2004.

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

      In January 2003 in order to further improve the Company's working capital position, certain members of SCPI's management and others loaned the Company an aggregate of $250,000 under short-term promissory notes that initially matured in July 2003. The notes bear interest at 10% per annum, payable monthly. The notes may be repaid after March 31, 2003 but prior to maturity as long as the Company is in compliance with the Revolver's financial covenants and excess availability of at least

$100,000 remains under the line of credit after repayment of the notes. The maturity date of the notes has been extended to December 31, 2003.

      Management believes that in addition to expected cash flow from operations, the Revolver and the Subordinated Sterling Loan will provide adequate funding for SCPI's working capital, debt service and capital expenditure requirements, including seasonal fluctuations, for at least the next twelve months, assuming no material deterioration in current sales levels or gross profit margin.

STOCKHOLDERS' DEFICIENCY

      Through September 30, 2003, the Company had not declared or paid Series A Preferred Stock dividends totaling approximately $9.3 million, for the period from August 1994. Any such dividends would be payable to Sterling. Dividends declared and paid in earlier years were used by Sterling in reduction of intercompany debt owed by Sterling to the Company. Accordingly, if such dividends were declared and paid by the Company, the effect would be a decrease in the intercompany loans owed by Sterling to the Company to approximately $824,000.

      As a result of the Sterling Transaction completed in July 2001, Sterling has significant positive net worth arising from its investment in Sterling Houston Holdings ("SHH"), but covenants under SHH's bank facility currently limit upstreaming of operating cash flow by SHH to Sterling, so that Sterling is not currently able to fund any repayment of loans owed by it to the Company. Accordingly, Sterling and the Company have not agreed to repayment terms for such loans, and generally accepted accounting principles require the Company to record advances to Sterling as a component of stockholders' equity (thereby creating a deficiency) until such time as formal repayment terms are agreed.

      If outstanding Series A Preferred dividends at September 30, 2003 had been declared and paid to Sterling and applied in reduction of the intercompany loan, and payment terms on the balance of such loan had been agreed, the effect would have been to reclassify the remaining loan amount of approximately $824,000 as an asset, rather than a reduction in stockholders' equity, with the result that the Company's stockholders' deficiency at September 30, 2003 would have improved from a deficiency of $1.0 million to a deficiency of $175,000.

CASH FLOWS

      Net cash used by operations increased by $153,000 in the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002. The increase was due to higher inventories, reductions in vendor credit and reductions in other accrued expenses offset by reductions in accounts receivables.

      Cash provided by financing activities increased in the current year period by $180,000, mostly as a result of borrowings from a $250,000 short-term note to fund the increased levels of working capital and to a decrease in the amount of advances to Sterling during the current year compared with the prior year.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

      As of September 30, 2003, there had been no material changes in the Company's financial condition from December 31, 2002, other than those caused by seasonal fluctuations as discussed in Item 7 of the Company's Annual Report on Form 10-K for fiscal 2002.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

      Operations include the results of SCPI's operating division, Steel City Products, a distributor of automotive accessories, non-food pet supplies, and lawn and garden products, headquartered in McKeesport, Pennsylvania.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2002

Automotive segment

      Sales of automotive accessories decreased by $308,000 in the third quarter of the current year compared with sales in the same period last year. Most of the decrease was attributable to the liquidation of a significant customer, Ames Department Stores, in July 2002; sales to Ames in the third quarter of fiscal 2002 totaled $285,000.

      Gross profit in the third quarter of fiscal 2003 was $446,000, or 12.6% of sales, compared with $524,000, or 13.6% of sales in the prior year. The decrease of $78,000 was due principally to the reduced sales volumes, offset by reduced buying, occupancy and warehouse expenses, including fewer overtime hours, of $21,000.

      Operating profit for the automotive segment decreased from the prior year by approximately $117,000, due primarily to the lower sales and margins.

Pet segment

      Sales of pet supplies in the third quarter were $774,000, a decrease of $99,000 compared with the third quarter of the prior year, due principally to the liquidation in July 2002 of Ames. Sales to Ames of pet supplies in the third quarter of the prior year totaled approximately $171,000. Offsetting the loss of Ames were increased sales to existing customers that opened new locations.

      Gross profit was $212,000, or 27.4% of sales, compared with $232,000, or 26.6% of sales in the third quarter of the prior year. Sales in the prior year attributable to Ames were generally at lower margins than the current year product mix; in addition, due to the loss of the Ames business, operating expenses were lower in the current year.

      The pet segment reported operating profit in the third quarter of $167,000, an increase of $14,000 compared with the prior year, resulting from the improved margins and lower operating expenses offsetting the effect of lower sales.

Lawn segment

      Sales of lawn and garden products increased from the third quarter of the prior year by $91,000, due principally to sales to new customers, despite the bankruptcy filing of one customer during the third quarter.

      Gross profit was $17,000, or 4.0% of sales compared with $11,000 or 3.3% of sales in the third quarter of last year. The lawn segment reported an operating profit of $50,000 in the third quarter, compared with a loss of $21,000 last year.

Corporate

      Corporate expenses decreased by approximately $131,000 compared with the third quarter of the prior year, due to lower management fees to the parent company in the current year.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002

Automotive segment

      Sales of automotive accessories decreased by $1.7 million in the first nine months of the current fiscal year compared with the same period last year. Much of the decrease was attributable to the liquidation of Ames Department Stores and to certain customers having changed purchasing practices and buying more products directly from manufacturers. Rainy weather throughout much of the second quarter slowed sales of automotive products, especially cleaners and wax products.

      Gross profit for the first nine months of fiscal 2003 was $1.5 million, or 14.2% of sales, compared with $1.9 million, or 15.2% of sales in the prior year. The decrease of $365,000 was due principally to the reduced sales volume offset somewhat by reduced buying, occupancy and warehouse expenses of $88,000.

      Operating profit for the automotive segment decreased from the prior year by approximately $323,000, due primarily to the lower sales and margins.

Pet segment

      Sales of pet supplies in the first nine months of fiscal 2003 were $2.2 million, a decrease of $1.7 million compared with the first nine months of the prior year, due principally to the liquidation in July 2002 of Ames.

      Gross profit was $632,000, or 28.1% of sales, compared with $931,000, or 23.7% of sales in the first nine months of the prior year. The improved margin reflected the fact that lower margins were earned on Ames business in the prior year period, and lower operating expenses resulting from the loss of the Ames business, which was labor-intensive.

      The pet segment reported operating profits in the nine months of $486,000, a decrease of $174,000 compared with the prior year, principally due to the loss of the Ames business.

Lawn segment

      Sales of lawn and garden products increased from the prior year by $1.1 million, due to increased sales to existing customers of $235,000 and sales to new customers of $900,000, despite poor weather during the second quarter that hampered sales. The Lawn segment began operations in November 2000.

      For the first nine months, lawn segment gross profit was $248,000, or 7.3% of sales compared with $172,000 or 7.7% of sales last year. The lawn segment reported an operating profit of $216,000 in the first nine months, compared with $133,000 in the first nine months of the prior year, due to the increased sales level.

Corporate

      Corporate expenses decreased by approximately $212,000 compared with the first nine months of the prior year, due to higher accounting and legal fees in the prior year, and to lower management fees to the parent company in the current year, offset in the current year in part by higher office expenses.

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

      A change in interest rates of 1% would have changed interest expense by approximately $37,000 for the nine months ended September 30, 2003.

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

Date:    November 10, 2003          By:   /s/  Terrance W. Allan
                                          ------------------------
                                          Terrance W. Allan
                                          Chief Executive Officer


Date:    November 10, 2003          By:   /s/  Maarten D. Hemsley
                                          -------------------------
                                          Maarten D. Hemsley
                                          Chief Financial Officer